Form 10-K
period 2021-12-31
2seventy bio, Inc.
filed 2022-03-22
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from           to
Commission File Number 001-40791

2seventy bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3658454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
60 Binney Street
Cambridge, Massachusetts 02142
(339) 499-9300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TSVT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The registrant’s common stock began trading on The Nasdaq Global Market on November 5, 2021. As of March 18, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 18, 2022 was $613,137,491. The registrant has provided this information as of March 18, 2022 because the registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date.

The number of shares of registrant’s common stock outstanding as of March 18, 2022 was 37,615,797.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the timing and the success of preclinical studies and clinical trials of DARIC33, bbT369 and any other product candidates;
•our business and operations following the separation and any benefits or costs of the separation, including the tax treatment of the separation;
•our post-separation relationships with bluebird bio, Inc., or bluebird bio, third parties, collaborators and our employees;
•our and Bristol Myers Squibb’s (BMS) plans for the continued commercialization of ABECMA and the development and commercialization of earlier lines of therapy;
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
•our plans with respect to building in-house drug product manufacturing capabilities;
•the safety profile and related adverse events of our product candidates;
•the perceived therapeutic benefits of our product candidates and the potential indications and market opportunities therefor;
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
•our future financial performance, including estimates of our future revenues, expenses, cash flows, profitability, tax obligations, capital requirements and our needs for additional financing, liquidity sources, real estate need and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;
•our ability to compete with other companies that are or may be developing or selling products that are competitive with ABECMA and our product candidates;
•potential indemnification liabilities we may owe to bluebird bio after the separation;

•the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•the tax treatment of the distribution and the limitations imposed on us under the tax matters agreement that we entered into with bluebird bio;
•trends and challenges in our current and potential markets;
•the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”
Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Summary of the Material and Other Risks Associated with Our Business
•We are a cell and gene therapy company with a limited operating history as an independent company. To date, we have not recognized any revenues from the sale of products. Our revenues have been derived from collaboration arrangements and out-licensing arrangements. We may never become profitable.
•We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.
•We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or pre-commercialization efforts.
•We depend heavily on the success of our lead product candidates, DARIC33 and bbT369. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•Business interruptions resulting from the COVID-19 global pandemic outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals both for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.
•Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drugs.
•Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.
•We rely, and expect to continue to rely, on third parties to conduct our ongoing and planned clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.
•If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

PART I
Item 1. Business
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of ABECMA (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, or FDA, for multiple myeloma. Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We are advancing multiple clinical programs, including DARIC33, for the treatment of pediatric patients with relapsed and refractory acute myeloid leukemia and bbT369, for the treatment of patients with B-cell non-Hodgkins lymphoma, as well as multiple preclinical programs, including bbT4015, an engineered CAR T cell therapy targeting MUC16. Additionally, together with our partner Bristol Myers Squibb, or BMS, we are delivering ABECMA to multiple myeloma patients in the United States following approval by the FDA of ABECMA in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody.
In recent years, growing understanding of cancer cell metabolism and genomics, as well as of the body’s immune response to tumor cells, has led to the development of new classes of therapies against cancer targets and pathways that have dramatically reshaped the treatment landscape. The advent of immunotherapy, particularly engineered cell therapies, has offered the potential to move past the treatment paradigm of maintenance of cancer as a “chronic” disease. Few curative therapies, however, exist and, in some settings, such as solid tumors, current approaches do not offer significant depth or durability of outcome for most cancer types and patients. Monotherapies have historically been of limited efficacy in cancer, and drugs are typically combined to deliver an outsized effect relative to the action of any of the individual components, with one potential advantage of combination therapies being the ability to address the heterogeneity of single target expression and/or mechanisms for relapse and resistance specific to a particular mechanism or target.
While medicines such as ABECMA have highlighted the power of first-generation CAR T cell therapy by achieving previously unobtainable levels of efficacy in the late line setting, we believe that to be broadly successful in the treatment of cancer, a combination therapy approach is necessary, and that our multiplex approach to next-generation autologous cellular therapy, which allows multiple encoded mechanisms of action to be delivered within a single drug product, may be a potential solution. Based on our experience in the research and development of ABECMA, we believe we can develop next-generation, engineered cell therapies to bring new options to patients suffering from a broad range of different tumor types.
In designing our next-generation product candidates, we aim to address the limitations of first-generation T cell therapies by augmenting them with additional technologies. These limitations include: (1) targeting a single tumor-associated antigen that may be lost or down regulated; (2) heterogeneous target expression resulting in the sparing of tumor cells devoid of antigen; (3) expression of immunosuppressive molecules such as transforming growth factor-β, or TGFβ, or programmed death ligand 1, or PD-L1, in the tumor microenvironment; and/or (4) poor T cell engraftment and persistence.
Our Approach
Our approach is to create product candidates that are multiplex engineered cell therapies by combining: (1) CAR and T cell receptor technology, which programs T cells to recognize and kill cancer cells based on the cell surface expression or presentation of intracellular protein targets, respectively; (2) dual-targeting CAR architecture for multi-target tumor cell recognition; (3) our core lentiviral gene transfer technology which delivers these genetic cargos (and more) to program a patient’s own T cells to the kill the cancer cells; (4) our megaTAL-based gene-editing technology which allows us to perform site specific gene addition or deletion from the genome to improve the properties of the T cell; and (5) genetically encoded technologies for engineering T cells to enhance the cytotoxic activity and reprogram the tumor microenvironment for more effective anti-tumor responses. This approach is differentiated by: (1) careful analysis of clinical and correlative data with the goal of precisely defining the key attributes of a cellular therapy necessary for anti-tumor effect; (2) the ability to design and then engineer a cell with these key attributes; combined with (3) a technology suite capable of delivering multiple innovations within a single drug product.
We believe this approach will allow us to address the challenges of achieving deep and durable clinical benefit to patients with cancers. We believe the ability of tumors to evade the immune system and to escape the action of a single drug intervention can be addressed by cellular therapies pre-armed with multi-layered strategies for tumor eradication and control. These multiplex cell therapies may have the potential to achieve a depth and durability of response, independent of the tumor type, that is not measured in weeks, but in months or years. We believe that our approach will allow us to improve how cell and gene therapies are discovered, developed, and manufactured, with the potential to transform the care of patients with cancer. For example, bbT369, our product candidate for B-NHL, uses multiple technologies in order to address the two main modes of failure observed with CD19-targeted T cell approaches: loss or diminution of antigen expression and reduction in T cell activation through loss or diminution of co-receptor signaling.
We believe that our past experience in the clinical setting also provides us with a unique advantage, given the relative nascency of the CAR T cell field and the consequent paucity of large data sets of autologous cellular therapies in cancer. We, including through our collaborators at BMS, have treated hundreds of patients with multiple myeloma in the clinical setting, and the clinical and correlative data sets from our collaboration with BMS provide us with a deep understanding of the biology of the tumor itself, its interplay with immune cells, and which cell therapy attributes may be key to patient response. We believe that understanding is critical to identifying the key barriers in the treatment of the cancer. Specifically, we believe that understanding the heterogeneity of target expression combined with any tumor-specific mechanisms of immune evasion at play can help define the components of a cellular therapy with the potential for maximal anti-tumor activity. This understanding will be key to our product candidate design and selection, manufacturing process design and execution, and clinical trial design and development strategy.
In designing our next-generation product candidates, we start with the concept of a tumor-redirected T cell (via CAR or engineered T cell receptor, or TCR, technology) and then add one or more additional features or components from the suite of proprietary technologies we have developed with the purpose of overcoming specific limitations of first-generation T cell therapies. For example, these additional technologies may address:
•Tumor targets with off-tumor expression, through the application of our regulatable CAR T technology, dimerizing agent–regulated immunoreceptor complex, or DARIC;
•Immunosuppressive molecules in the tumor microenvironment, through the application of our chimeric TGFβ flip receptor, or CTBR, technology which turns a suppressive signal into a T cell supportive interleukin receptor signal;
•Antigen loss or down-regulation resulting in escape, through application of our dual-targeting CAR T cell technology; or
•Incomplete T cell activation or proliferation resulting in a loss of T cell potency, through the implementation of synergistic co-stimulatory pathways and the application of our gene-editing technology to knock-out intracellular checkpoints.
Our clinical programs in B-NHL and AML are illustrations of our multiplex approach, applied to address the specific challenges of treating those cancers:
We are developing our bbT369 product candidate as a potential treatment for patients with B-NHL. The advent of the first generation of anti-CD19 CAR T products represents a significant advancement in the field of B-NHL and has established a new standard for the treatment of patients with relapsed and refractory B-NHL. However, more than half of patients treated with an anti-CD19 CAR T do not achieve durable remission. Prognosis remains poor for these patients, with median overall survival after axicabtagene ciloleucel, or axi-cel, of approximately six months for patients initially responding and less than two months for patients without initial response. The main limitations of the first-generation CAR T therapies are the lack of complete response in some patients and the potential for late relapse, indicating a need for deeper and more durable treatment responses. We take a differentiated approach from the approved anti-CD19 CAR T therapies: we have designed a dual-targeting CAR to target CD20 and CD79a to limit antigen escape (as has been seen with CD19-targeted therapies). We provide split co-stimulation to drive maximal activation of the T cell in response to antigens. We include a gene edit designed to drive increased expansion, resist anergy, and maintain potency in sub-optimal conditions for T cell activation. The Investigational New Drug Application, or IND, for CRC-403, an open-label, multi-site Phase 1/2 dose-escalation study of bbT369, was cleared by the FDA in 2021. CRC-403, which is currently enrolling patients, will serve as a potential proof-of-concept assessment of our proprietary gene editing platform, dual-targeting strategies and split co-stimulation signaling technology.
We are developing our DARIC33 product candidate as a potential treatment for pediatric and young adult patients with relapsed or refractory AML. Although CAR T therapy has shown transformative potential and durable efficacy in other hematologic tumors, the use of CAR T therapy in the treatment of AML has been complicated by the expression of key targets such as CD33 across healthy myeloid cells in addition to leukemic blasts and stem cells. In other words, a highly potent CAR T cell directed towards one of these targets carries the significant risk of “on-target, off-tumor” toxicity because of broad myeloid aplasia. In developing DARIC33 as a potential treatment for patients with AML, we seek to address the challenge of balancing potency and safety risk by combining advanced CAR T receptor technology with our DARIC technology, a pharmacologically controlled “on-off” switch to reversibly regulate the activity of the CAR T cell. We have designed the CAR to target both full-length and alternatively spliced CD33 variants to address heterogeneity in the disease, and to reduce the risk of antigen escape and disease relapse. We believe that the DARIC switch will give treating physicians the ability to turn off highly potent CAR T cell activity to allow for myeloid recovery, while being able to re-activate CAR T cell activity on demand. The IND for PLAT-08, the investigator-initiated proof-of-concept Phase 1 clinical trial of our DARIC33 product candidate in pediatric and young adult relapsed or refractory AML patients was cleared by the FDA in 2021. The trial, led by our partner Seattle Children’s Therapeutics, is now open and enrolling patients. The PLAT-08 trial will allow us to further assess our DARIC platform in light of the rapamycin-induced activation of DARIC33 and potential for marrow recovery following rapamycin withdrawal.
Our Strengths
We believe that the capabilities and experience that our team has accrued provide us with an opportunity to capitalize on recent progress in the understanding of genetics, gene-editing, gene expression, tumor biology, immunology, process analytics, computational biology and data analytics to discover, develop and bring to the market next-generation cell and gene therapies for cancer:
•Extensive suite of gene modification technologies allows us to create multiplex product concepts: We have access to a broad range of technologies that we can leverage to design product candidates that aim to address the challenges of specific cancers. With internal capabilities to knock-in, knock-out, modify, and control expression of genes across multiple modalities with gene addition, gene-editing, cell engineering, and synthetic biology approaches, we have the ability to apply a combination of technologies to design potential multiplex next-generation cell and gene therapies for cancer.
•Deep clinical experience and expertise with data science-driven iteration: From having treated hundreds of patients with multiple myeloma in CAR T programs through our collaboration with BMS, we have gained a deep understanding of cell therapy itself as well as an appreciation for the value of iterating on clinical data to inform our product candidate design, selection, manufacturing, clinical trial design and development strategy. Additionally, we employ data analytics in manufacturing to understand the critical product attributes of successful cellular products.
•Manufacturing experience: Our team has accumulated significant experience in the manufacturing, analytical testing, and quality aspects from both lentiviral vectors and autologous lentiviral vector-transduced cellular drug products, from shepherding ABECMA through clinical development, regulatory approval, and to commercialization in the United States, as well as from bluebird bio’s betibeglogene autotemcel in Europe. Moreover, we have successfully scaled-up our suspension-based manufacturing process for lentiviral vector, or sLVV, which is being utilized in ongoing clinical trials for ide-cel. We believe our experience spanning first-in-human to commercial manufacturing, quality control and quality assurance represents know-how critical to the efficient translation and development of our multiplex product candidates.
•Collaboration and connectivity: We have a strategic network of collaborations across industry, academic scientists, and medical experts to access technologies and expertise that supplement our proprietary technologies. We believe these collaborations and partnerships provide us with a rich suite of technologies permitting the design of impactful multiplex product candidates.
Who We Are
Our people form the most vital core of our company. We have assembled a diverse group of experienced scientists and researchers, manufacturing experts, and engineers to execute our strategic plan. We have a passionate and energized team with a bold culture of innovation, focused on the discovery and development of therapies that we believe may have the potential to be first-in-class or best-in-class. We are committed to the research and development of therapeutic approaches that we believe may have the potential to transform the lives of patients with cancer.
Our chief executive officer, Nick Leschly, launched bluebird bio in 2010 and led the growth of the pioneering gene and cell therapy company prior to the separation, leveraging his deep business strategy and entrepreneurial skills built over the last two decades. William “Chip” Baird, our chief financial officer and the chief financial officer of bluebird bio from 2019 until the separation, has more than 20 years of financial and strategic planning experience in the biopharmaceutical sector. Philip Gregory, D. Phil, our chief scientific officer, served as chief scientific officer at bluebird bio from 2015 until the separation. Dr. Gregory has led the scientific development of products for a range of diseases with our three gene therapy technology platforms: gene addition with lentiviral gene delivery, cell therapy and megaTAL-enabled gene-editing. Nicola Heffron, our chief operating officer and chief operating officer at bluebird bio from 2021 until the separation, has over 25 years of experience in research and development, global commercial, and local operational and marketing strategy roles.
In addition to our executive leadership team, our company includes 91 individuals with medical or Ph.D. degrees, which include key scientists and researchers who have made important discoveries and progress across our technologies, as well as those with deep experience and expertise in building high growth, disruptive companies.
Our Strategy
Our strategy is to apply our broad range of technologies to design multiplex product candidates that address the key treatment challenges in cancer. Unlike other oncology-focused companies in our space, we believe our breadth of technology enables us to develop tailored products focused on the specific areas of cancer biology we have identified. We selectively combine the relevant features and components from our range of tools and technologies to address the defined attributes of a cellular therapy that we believe are necessary for anti-tumor effect.
To execute on our strategy, we plan to:
•Commercialize ABECMA, including clinical expansion to earlier lines of therapy, through our collaboration with BMS, and leverage our clinical and operational experience under this collaboration and this product revenue stream to further invest in our next-generation proprietary programs.
•Leverage our leadership position in autologous CAR T therapies to advance through the clinic our next-generation programs in B-NHL, AML, and multiple myeloma.
•Apply our multiplex approach to the discovery and design of transformative cell and gene therapy products for the treatment of solid tumors.

•Seek to extend our approach to other cell types beyond T cells and to include off-the-shelf approaches, as we gain additional experience in our autologous T cell programs.
•Build upon our existing internal lentiviral vector manufacturing know-how and experience through both selective investments in manufacturing collaborations and through our internal capabilities, including the planned build-out of our drug product manufacturing capabilities at our Cambridge, Massachusetts headquarters, which will be designed to enable rapid translational research in our clinical trials, as well as allow us to manufacture drug product for preclinical and Phase 1 clinical development activities, over time, with the objectives of enabling rapid iteration on clinical learnings into research and development, increasing the efficiency of manufacturing processes, and improving the overall patient and healthcare professional experience.
Background
Cancer is a leading cause of death worldwide. It is characterized by the uncontrolled growth of cells that have the ability to evade recognition by the immune system’s surveillance. Cancer cells are abnormal cells that have developed mutations in essential cellular functions, driving increased cell division and growth as well as acquiring the ability to escape immune surveillance. In recent years, increased knowledge about cancer cell metabolism and genomics, as well as about the body’s immune response, has led to new classes of therapies against cancer targets and pathways that have dramatically reshaped the treatment landscape. Despite these advances, there remains a high unmet medical need for additional products and treatments, especially for patients with recurrent tumors or cancer types that are resistant to current therapeutic options.
The advent of immunotherapy, and specifically engineered cell therapies, has offered the potential to move past the treatment paradigm of treatment of cancer as a “chronic” disease. By using engineered T cells, the first generation of engineered cell therapies directed the body’s natural immune response against cancer cells. Compelling efficacy data in cancers with historically bleak outcomes, with patients experiencing deep responses lasting for extended periods of time across multiple indications, showed the potential for engineered cell therapy to achieve a functional cure for some patients. However, there remain major tumor types that do not respond to current cell and gene therapy approaches, and, even within tumor types where cell and gene therapy has been broadly successful, many patients fail to receive an optimal outcome.
Challenges that remain in the discovery and development of engineered cell therapies for cancer reflect the difficulties in striking balance between efficacy and safety in these therapies. These challenges include:
•Selecting an appropriate target tumor antigen. If a potential cancer target antigen is also expressed or presented on normal tissues, the risk of on-target, off-tumor toxicity is increased. If an engineered T cell is designed to target a singular antigen, the risk of tumor escape mechanisms increases. Similarly, if the expression of the antigen is reduced or lost due to selective pressure or due to cellular internalization, the risk of tumor escape increases. If any of these occur, the safety and/or efficacy of the engineered cell therapy would be compromised.
•Engineering an optimal receptor. The properties of the receptor and receptor construct are critical for the overall success of the therapy. These properties include the affinity and flexibility of the antigen-binding domains (which are important for tumor-specific recognition), and the co-stimulatory domains for CAR T cell activation (which are important for the metabolism, function and persistence of T cells).
•Complex manufacturing. The manufacture of individualized cell and gene therapies may be lengthy and complex. Patients typically wait approximately three weeks to two months to be treated with autologous engineered cells, and, in the meantime, such patients may experience complications or progressions from underlying disease without bridging therapies, which may introduce additional risk and toxicities for the patients, rendering them ineligible for treatment. In addition, the “process is the product” in the case of engineered cell therapies because of the complex nature of their manufacture, as compared to other common biologically derived modalities such as recombinant proteins and antibodies. Such therapies are inherently more complex to characterize and control, in part due to the variability of collected cells from the individual patients. Further, the process and analytical sciences to enable scale-up for commercial manufacturing are still significantly less advanced than that of proteins and antibodies, which limits access to patients.
Recent significant progress in the understanding of genetics, gene-editing, gene expression, tumor biology, immunology, process analytics and computational biology have converged to create an opportunity to markedly increase the breadth and depth of the potential impact of cell and gene therapies, and we believe that our capabilities provide us with an opportunity to capitalize on this opportunity to discover, develop and bring to the market next-generation cell and gene therapies for cancer.
Our Technologies
Our oncology programs use a lentiviral vector to deliver the genetic cargo with the potential to program a patient’s own T cells to recognize specific proteins or protein fragments on the surface of cancer cells to kill the cancer cells. Our current programs are based on CAR technology designed to program T cells to recognize cancer cells based on expression of specific cell surface antigens, and T cell receptor technology designed to program T cells to recognize cancer cells based on protein fragments derived from either intracellular or extracellular proteins displayed on the tumor cell surface. The genetically engineered T cells are designed to supplement a patient’s immune system and we believe they have the potential to be further engineered to overcome immune evasion mechanisms employed by cancer cells. Our approach is to create multiplex engineered cell therapies by combining our foundational lentiviral vector and CAR/TCR technology with next-generation tools to address the challenges in existing cancer treatments.
•Dual-Targeting. Polyclonal responses are a hallmark of adaptive immunity, but most T cell therapies have been devised with antigen receptors specific to a single target antigen. There are many documented cases of cancer deploying its intrinsic genetic plasticity to escape mono-targeted T cell therapies (both with cellular and more classical modalities, such as small molecules and antibodies). In such cases, our solution is to utilize a dual-targeting antigen receptor, including a multi-chain, dual-targeting architecture, to respond when either target antigen is present on a cancer cell, as well as an architecture that leverages the unique properties of humanized single-domain camelid-derived antibodies.
•DARIC. We have developed a dimerizing agent–regulated immunoreceptor complex, which we refer to as DARIC, that comprises separate antigen targeting and signal transduction componentry. DARIC receptors become poised for anti-tumor function only when the two components are brought together as heterodimers, a process that is strictly dependent on the bridging function of the drug rapamycin. This technology can enable pharmacological, “on-demand” control of engineered T cell responses. Controlling the “on” and “off” states of engineered T cells also creates opportunities to pursue cancers and cancer targets with disease characteristics and expression profiles that are incompatible with constitutively responsive antigen receptors.
•Reversal of immunosuppression. Patients who present in the clinic with advanced metastatic disease host tumors that have evolved to evade endogenous immunity via a variety of mechanisms. Tumor infiltrating T cells lose potency over time due to repetitive antigen stimulation and exhaustion in a tumor microenvironment that suppresses T cell function. Checkpoint engagement, hypoxia, poor nutrient conditions, and exposure to immunosuppressive cell types and cytokines all significantly blunt T cell potency and thwart attempts to regress tumors in clinically meaningful ways. We have developed a suite of synthetic biology innovations that antagonize and rewire immunosuppressive signaling and response pathways. We have focused significant attention on TGFβ, a profoundly immunosuppressive cytokine found at high levels in many solid tumors. Our chimeric TGFβ flip receptor, or CTBR, technology converts this suppressive signal into a supportive interleukin receptor signal that enhances T cell function. Suppressive to enhancing signal conversion operates in a localized, engineered T cell intrinsic manner, enhancing potency within the microenvironment of the tumor where the highest concentrations of activated TGFβ ligand are present. We have also developed several approaches to modulate T cell metabolism to allow for enhanced function and potency in the metabolically challenging tumor microenvironment.

•Co-stimulation. Parallel track costimulatory domains, also known as chimeric costimulatory receptors, offer a unique set of functional attributes that culminate in enhanced anti-tumor activity. This technology pairs enhanced targeting breadth with a qualitatively distinct and more potent functional response, simultaneously countering two potential mechanisms of resistance.
•Gene-editing. megaTALs are highly specific, compact nucleases that efficiently catalyze the formation and mutagenic resolution of double-stranded breaks at pre-specified genetic target sequences. Using our megaTAL gene-editing platform, we have demonstrated that disrupting genes that intersect with T cell signaling and response pathways can promote more potent immune responses. In addition, we have developed a full suite of on-target editing assays, functional bioassays, and off-target discovery and verification analytics to deeply characterize gene-editing events and their functional consequences in target cells, which may enable the potential application of this technology in the clinical setting.
•mRNA capabilities. We have also developed messenger RNA, or mRNA capabilities that enable transient gene expression, both in cells cultured ex vivo and for organ-specific in vivo delivery. We manufacture mRNA starting from a proprietary plasmid template outfitted with an encoded poly-A tract, an approach that results in highly homogenous mRNA species following in vitro transcription. Our purification process includes double-stranded RNA, or dsRNA depletion steps to minimize immunogenicity and optimize cell viability. A robust suite of analytical assays is in place to ensure that consistently pure and potent material is generated. We have developed clinical-scale electroporation processes for ex vivo mRNA delivery and are actively using these processes to improve T cell potency via our megaTAL gene-editing platform. This technology can potentially be further leveraged to transiently express other factors that may be advantageous to ex vivo manufactured T cells.
In addition, we continue to invest in our core foundational technologies and build upon our leadership position in autologous engineered cell therapy products based on CAR and TCR approaches:
•Next-generation lentiviral vector design. With a management team that collectively possesses decades of experience in this technology, we have extensively refined the componentry and methodology behind lentiviral vector design and manufacturing. Our transfer plasmid design elements include several innovations that have created advanced gene expression tuning capabilities and the delivery of large and complex genetic payloads via transgene stacking. We have developed proprietary codon optimization algorithms, promoter variants, and regulatory elements that we believe together enable constitutive and/or responsive expression profiles across a range of transgene expression levels. These mature capabilities enable highly efficient transfer of sophisticated genetic modules, such as the multiplex product concepts represented by our next-generation programs.
•Target selection and validation. Cancer targets with profiles that make them appropriate for cell therapy development have diverse structural features, biochemical properties, and sub-cellular distribution characteristics. To support novel target identification, we have developed significant in-house expertise and external collaborations in the areas of data mining, functional genomics, and primary tissue analysis. We have also built a full suite of target validation assays to perform confirmatory studies assessing tumor and normal tissue expression properties. In addition, we have developed significant internal expertise specifically aimed at de-risking potential off-target liabilities of TCR engineered T cells. We have focused the bulk of our efforts on select hematological and solid tumor indications. We believe this approach allows us to deeply interrogate the target landscape in cancers where T cell therapies may have the highest potential for technical success.
•Receptor engineering. We have access to state-of-the-art binder capabilities through our collaboration arrangements that cover the full range of potential cancer targets. For intracellular targets of interest, our partners develop TCRs and fully humanized “peptide-in-groove”, or PiG, single-chain variable fragment, or scFv, reagents. For surface proteins, we have multiple providers of immunization-sourced, fully humanized scFv and single-domain reagents.

•Manufacturing process innovations. Our analytical development, clinical bioassays, correlative research, and data sciences teams have exceptional access to clinical trial data using CAR T therapies. We are regularly interrogating these data sets to isolate key manufacturing variables and correlates of clinical signals that enable hypothesis testing. These activities derive insights that inform process research directions for optimizing T cell manufacturing through reagents, processes, and culture timing, and for the discovery of underlying biological relationships between clinical and correlative data.
Our Programs
B-Cell Non-Hodgkin’s Lymphoma
We are developing our bbT369 product candidate as a treatment for patients with B-NHL, a heterogeneous group of neoplasms that can result in enlarged nodes across the body, neck, and abdomen, often coinciding with “B-symptoms” that are significant to the prognosis and staging of the disease, such as fever, drenching night sweats, and rapid and extreme weight loss. B-cell NHLs represent more than 85% of all NHL cases worldwide, and we plan to develop bbT369 to treat several subtypes of B-cell NHLs, specifically diffuse large B-cell lymphoma, or DLBCL, high-grade B-cell lymphoma, or HGBCL, primary mediastinal large B-cell lymphoma, or PMBCL, follicular lymphoma, or FL, or transformed follicular lymphoma, or TFL. DLBCL is the most common form of NHL, accounting for a third of all NHL cases, with annual incidence in the United States estimated at approximately 25,000. DLBCL is a particularly aggressive form of NHL that requires immediate therapy upon diagnosis (with a median overall survival of less than one year in untreated patients).
CAR T cells targeting CD19 represent a significant advancement in the field of treatment for B-NHL and established a new standard of treatment for relapsed and refractory patients, with the potential for curative therapy. Specifically, anti-CD19 CAR T products axi-cel, tisagenlecleucel, and lisocabtagene maraleucel have been approved for the treatment of adult patients with relapsed and refractory large B-cell lymphoma (including DLBCL, HGBCL and TFL) after two or more lines of systemic therapy. However, survival for certain high-risk subtypes (e.g., non-germinal center B-cell-like subtype of lymphoma and double-hit lymphoma) and relapsed and refractory patients is poor. More than half of patients treated with CD19 CAR T do not achieve durable remission.Prognosis remains poor for these patients with median overall survival after axi-cel of approximately six months for patients initially responding and less than two months for patients without initial response. The main limitations of the currently available CAR T treatments are the lack of complete response in some patients, and the potential for late relapse, indicating a need for deeper and more durable treatment options.
Our multiplex approach is intended to enhance the depth and duration of response in patients currently underserved by existing options. bbT369 is a non-CD19-containing CAR T that addresses the limitations of the currently available therapies by using unique layered technologies, designed with the following key features:
•A novel combination of CD20 and CD79a targets that are co-expressed in many B-NHL tumors to both allow treatment of CD19 negative / CD19 low tumors and to limit the potential for antigen escape;
•Split co-stimulation to drive optimal and complete immune signaling; and
•A gene edit to drive increased expansion, resist anergy, and maintain potency in sub-optimal tumor conditions.
In preclinical models, bbT369 clears a variety of B-NHL tumors, including both dual and single target positive tumors, and outperforms CD19 in cells with varying levels of antigen expression. Additionally, the gene edit demonstrates increased cytokine production and expansion in vitro, and when compared to the same dual-targeted, but unedited, construct, bbT369 results in a lower rate of late tumor relapses.
The IND for CRC-403, an open-label, multi-site Phase 1/2 dose-escalation study of bbT369 in relapsed and/or refractory B-NHL after autologous SCT or two or more prior lines of therapy, was cleared by the FDA in 2021. CRC-403 will serve as a potential proof-of-concept assessment of our proprietary gene editing platform, dual-targeting strategies and split co-stimulation signaling technology. The first clinical trial site CRC-403 is currently recruiting patients who are either naïve to CD19 CAR T or who have relapsed after CD19 CAR T. The Phase 1 portion will be a dose-escalation study, with the phase 2 stage allowing continued investigation of these two different patient populations at the recommended dose. The trial will be conducted at four study sites.
Acute Myeloid Leukemia
We are developing our DARIC33 product candidate for the treatment of patients with acute myeloid leukemia (AML). Systemic therapy (including chemotherapy, hypomethylating agents, and targeted biologics) alongside hematopoietic stem cell transplant (HSCT) are the mainstays of AML treatment today. Of note, many adult patients are unfit for such intensive therapy, which in turn leads to less favorable clinical outcomes. Though HSCT provides meaningful clinical benefit to those who are eligible, the unmet need in this heterogenous and aggressive disease remains high. Prognosis is typically poor for adult patients, with a 5-year survival rate of 10-35% depending on disease subtype. In children and adolescents, the 5-year survival rate is 50 to 70%, with variation by subtype and other risk factors as seen in adults. Of note, median overall survival in adults with relapsed and refractory AML is less than 12 months, indicating a particularly high unmet need for these patients.
Although CAR T therapy has shown transformative potential and durable efficacy in other hematologic tumors, their use in the treatment of AML is complicated by the expression of key AML targets, such as CD33, across healthy myeloid cells in addition to leukemic blasts and stem cells. Thus, a highly potent CAR T cell directed towards one of these targets carries the potential risk of significant “on-target, off-tumor” toxicity because of broad myeloid aplasia. Achieving durable remission with a CAR T while balancing the safety risks is a critical challenge for the treatment of AML with CAR T therapy.
We seek to address this challenge with our DARIC33 product candidate, which combines CAR T technology with DARIC, our dimerizing agent-regulated immunoreceptor complex technology. In our DARIC33 product candidate, the traditional components of an anti-CD33 CAR are separated into two subunits which only enable T cell activation in the presence of sub-immunosuppressive doses of rapamycin, an orally-administered small molecule, which functions as an “on-off” toggle switch. In vitro and in vivo studies have shown that this regulated activation is reversible upon withdrawal of rapamycin and can be subsequently re-activated upon re-administration of rapamycin. Our DARIC33 product candidate is designed to utilize this on-off toggle switch in the context of an autologous CD33-directed DARIC-T cell to drive deep responses in AML while “on” and allow myeloid compartment recovery while “off”.
In collaboration with Seattle Children’s Therapeutics (a non-profit enterprise associated with Seattle Children’s Research Institute), we have commenced PLAT-08, an investigator-initiated single-center proof-of-concept Phase 1 clinical trial of DARIC33 in pediatric and young adult relapsed or refractory AML patients. This dose-finding trial is aimed at establishing safety, manufacturability, and early efficacy signals for DARIC33 and we expect to conduct correlative analyses to confirm rapamycin-driven regulation in humans. In parallel, we are also advancing next-generation, preclinical product concepts for pediatric and adult AML in partnership with Seattle Children’s Research Institute, or SCRI. These concepts include multiplex targeting and additional enhancement technologies to address the heterogeneity of disease and prevent relapse. The terms of our arrangements with Seattle Children’s Therapeutics and SCRI are described more fully below under “Strategic Collaborations—Seattle Children’s.”
Multiple Myeloma
Multiple myeloma is a blood cancer caused by malignant plasma cells and typically originates in the bone marrow. In the United States, more than 34,000 new cases of multiple myeloma are estimated to have been diagnosed in 2021. Despite advances in treatment, multiple myeloma remains an aggressive and incurable disease characterized by periods of remission and relapse. Most patients experience relapse following initial therapies, and depth and duration of response as well as survival outcomes decrease with each successive treatment. No standard of care has been established for patients who have disease progression despite receiving the three main classes of myeloma therapy (immunomodulatory drugs, proteasome inhibitors, and anti-CD38 antibodies), and outcomes are poor, with very low response rates (20% to 30%), a median progression-free survival of three to four months, and a median overall survival of eight to nine months. Through our collaboration with BMS, ABECMA (ide-cel) is our lead program in multiple myeloma. The terms of our arrangements with BMS are described more fully below under

“Strategic Collaborations—BMS.” We are also conducting next-generation discovery programs in multiple myeloma on our own.
ABECMA and our collaboration with BMS. In March 2021, ABECMA (idecabtagene vicleucel; ide-cel) was approved by the FDA in the United States for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. ABECMA is a first-in-class B cell maturation antigen, or BCMA, CAR T therapy for the treatment of multiple myeloma, and represents our first oncology product candidate that has progressed from bluebird bio’s internal research programs, through clinical development to approval and commercialization, together with our collaboration partner, BMS. Gross revenue from sales of ABECMA in the United States in 2021 equaled $158 million, which is shared equally between us and BMS along with the related cost of sales and other commercialization costs. Together with BMS, we are in the process of increasing U.S. testing and manufacturing capacity, and therefore overall U.S. supply chain capacity, for ABECMA.
BCMA is a cell surface protein that is nearly universally expressed on cancer cells in multiple myeloma, and on normal plasma cells and mature B cells, but not other cells. As the first CAR T cell therapy approved for multiple myeloma, ABECMA is a potentially transformative, single-infusion, individualized treatment that offers patients who have limited effective treatment options the potential for long-term disease control. The approval of ABECMA in the United States was based on positive results from the pivotal KarMMa study. In the KarMMa study, the overall response rate was 73%, and 33% of patients achieved a complete response. Onset of response was rapid with a median time to first response of one month. Median duration of response was 10.7 months and 19 months for those who achieved a complete response. ABECMA has a well-established safety profile with mostly low-grade cytokine release syndrome (Grade ≥3: 5%; grade ≤2 events: 84%) and neurologic toxicities (Grade ≥3: 3%; grade ≤2 events: 18%) with early onset and resolution. Results from the KarMMa study were published in the February 24, 2021 issue of the New England Journal of Medicine. The FDA and EMA have granted Orphan Drug status to ide-cel for the treatment of patients with relapsed and refractory multiple myeloma. The EMA has granted PRIME eligibility to ide-cel for relapsed and refractory multiple myeloma. BMS is conducting studies to support the use of ABECMA in earlier lines of therapy. Our and BMS’ broad clinical development program for ABECMA includes ongoing clinical trials in earlier lines of treatment for patients with multiple myeloma, including newly diagnosed multiple myeloma.
Additionally, under the collaboration arrangement with BMS, we have an option to co-develop and co-promote bb21217, an investigational BCMA-targeted CAR T cell therapy, within the United States. However, following our review of data from the CRB-402 clinical trial, and based in part on the strength of ABECMA clinical data and commercial sales to date, we, together with BMS, do not intend to pursue further development of bb21217.
Next-generation approaches. CAR T therapies have transformed the treatment landscape in multiple myeloma and created the possibility for outcomes that were not possible with traditional therapies. Despite the significant advances that the current generation of CAR T therapies brought to patients, there are still significant challenges such as the need to improve duration of response and reduce manufacturing turnaround time. Our next-generation multiple myeloma program strategy is focused on leveraging our clinical experience from ABECMA and bb21217, translational and correlative data, and technology platforms to solve definable and meaningful problems in the field. Leveraging our leadership in autologous CAR T therapy, our next-generation autologous multiple myeloma program utilizes multiple technologies including process improvements and dual targeting, with the goal of achieving best-in-class efficacy through deeper and more durable responses than the current generation of autologous CAR T products.
Solid Tumors
Solid tumors represent the next frontier for cell and gene therapies. Survival expectations in patients with solid tumor who have relapsed after existing therapies are often less than one year. While cell and gene therapies have demonstrated durable remission in hematologic malignancies, none have yet been approved for treating solid tumors. Key challenges to the discovery and development of cell and gene therapies in solid tumors includes the lack of strongly and selectively expressed targets as well as a hostile tumor microenvironment that serves as a barrier for T cells accessing the tumor and suppresses immune-mediated responses. We believe that our set of technologies, partnerships and cell and gene therapy experience enables the engineering of multiplex products to uniquely address the key challenges of solid tumors. Our research-stage programs in solid tumors include tumors expressing the MUC16 antigen and tumors expressing the MAGE-A4 antigen, among others.
MUC16. Together with our partner Regeneron, we are advancing our bbT4015 product candidate, an engineered T cell therapy targeting MUC16, through preclinical studies. We anticipate submitting an IND for a clinical trial bbT4015 in patients with ovarian cancer in 2023.
MUC16 is a large extracellular protein expressed on over 80% of ovarian tumors, including all ovarian subtypes. Its overexpression in tumors and relatively lower expression on normal tissues makes MUC16 an attractive ovarian cancer target for cellular therapies and a logical fit for the deployment of orthogonal enhancement strategies. Our MUC16 program incorporates a highly potent CAR T that targets a region close to the transmembrane (“nub” region) of MUC16 and is not inhibited by the presence of high concentrations of CA-125. Encouraging preclinical data suggests that T cells expressing the “nub”-directed MUC16 CAR T are able to clear tumors in a highly stringent ovarian cancer tumor rechallenge xenograft mouse model. We intend to combine this potent CAR T with a titratable pharmacologic agent with the goal of enhancing tumor control.
MAGE-A4. Over ten types of solid tumors express the MAGE-A4 antigen, making it a promising target for cell therapy, including lung, head and neck, gynecologic and gastric cancers. Together with our partner Regeneron we are advancing an engineered TCR therapy targeting MAGE-A4 through preclinical studies. We believe our MAGE-A4 program has the potential to address the challenges of solid tumors in a three-pronged way: (1) we have identified a potent T cell receptor targeting a prevalent intracellular peptide antigen from MAGE-A4, (2) engineered this receptor for a strong anti-tumor response, and (3) incorporated an innovative switch receptor (CTBR12) that converts the highly suppressive TGFβ signal in the hostile tumor microenvironment into a potent T cell intrinsic activation signal. The TGFβ signaling pathway has been broadly implicated as a key suppressive factor in the TME of multiple MAGEA4+ indications, including non-small cell lung, bladder, ovarian, and head and neck carcinomas.
Hemophilia A
Together with our partners Novo Nordisk and Genevant, we are also conducting preclinical studies of our product candidate in hemophilia A. Hemophilia A is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional factor VIII, or FVIII. Hemophilia A is caused by mutations in the gene that encodes the coagulation FVIII protein. Our approach employs our gene editing technology (megaTALs) to insert a corrective copy of the FVIII gene directly into the genome of liver cells. We believe that this targeted integration approach may result in permanently corrected cells that have the potential to provide durable expression of therapeutic levels of FVIII protein.
Manufacturing
We have entered into agreements with external manufacturing partners in the United States and Europe to support our various preclinical and clinical programs in oncology, and to support ABECMA commercial vector supply. In addition, we are in the process of building internal drug product manufacturing for clinical use, as a core pillar of our strategy to rapidly iterate on clinical learnings in the development of our pipeline programs. We also have a strategic manufacturing collaboration with National Resilience Inc. to increase the efficiency of manufacturing processes for cell and gene therapies to reduce the cost of supply and enable patient access.
Strategic Collaborations
Given our multiplex approach to the discovery and development of next-generation cell and gene therapies for cancer, we have partnered strategically to access complementary technologies and disease-area expertise. We also have historically formed collaborations to access the substantial funding and other resources required to develop and commercialize cell and gene therapies for cancer. Currently, our strategic collaborations in oncology include:
Bristol Myers Squibb. bluebird bio began a collaboration with BMS in 2013 under a broad-ranging Master Collaboration Agreement with Celgene Corporation (now BMS following its acquisition of Celgene in November 2019) (the “BMS Collaboration Agreement”). bluebird bio continued that collaboration with a series of agreements described below. In connection with the separation, bluebird bio assigned to us all of the agreements relating to its collaboration with BMS.
BMS Collaboration Agreement
In March 2013, bluebird bio entered into the BMS Collaboration Agreement to discover, develop and commercialize potentially disease-altering gene therapies in oncology. bluebird bio concurrently entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with BMS pursuant to which bluebird bio obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
In June 2015, both parties amended and restated the BMS Collaboration Agreement (the “Amended BMS Collaboration Agreement”) to narrow the focus of the collaboration to exclusively work on anti-B-cell maturation antigen (“BCMA”) product candidates for a new three-year term.
On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical trial for such product candidate, BMS had an option to obtain an exclusive worldwide license to develop and commercialize such product. Following BMS’s license of each product candidate, we are entitled to elect to co-develop and co-promote each product candidate in the United States.
BMS Ide-cel related agreements
In February 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“Ide-cel License Agreement”) and paid the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the phase 1 clinical trial. bluebird bio was responsible for the manufacture of vector and associated payload throughout development and, upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization. Under the Ide-cel License Agreement, bluebird bio was eligible to receive (i) U.S. milestones of up to $85.0 million for the first indication to be addressed by ide-cel and royalties for U.S. sales of ide-cel and (ii) ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of ide-cel.
In March 2018, bluebird bio elected to co-develop and co-promote ide-cel within the United States pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement. As a result, we will share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States and have the right to participate in the development and promotion of ide-cel in the United States. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the United States, plus a markup. As a result of electing to co-develop and co-promote ide-cel within the United States, the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, bluebird bio was eligible to receive a $10.0 million milestone related to the development of ide-cel in the United States and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Under the Ide-cel CCPS, the $10.0 million milestone related to the development of ide-cel in the United States was achieved in the second quarter of 2019 and subsequently paid by BMS.
BMS bb21217 License Agreement
In September 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, an investigational BCMA-targeted CAR T cell therapy, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) and paid bluebird bio an option fee of $15.0 million. Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing phase 1 clinical trial to enroll additional patients for which we were reimbursed an agreed-upon amount per patient. Under the bb21217 License Agreement, we are eligible to receive U.S. milestones of up to $85.0 million for the first indication to be addressed by bb21217 and royalties for U.S. sales of bb21217. Additionally, the Company was eligible to receive ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of bb21217.
May 2020 Amendments to Ide-cel and bb21217 agreements
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") and the Second Amended and Restated License Agreement ("Amended bb21217 License Agreement" and, collectively with the Amended Ide-cel CCPS, the “May 2020 Amendments”), which replaced the bb21217 License Agreement, were executed. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States. However, the Amended Ide-cel CCPS changed our responsibilities with respect to manufacturing activities. Under the Amended Ide-cel CCPS, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS is also assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the United States, while we remain responsible for manufacturing ide-cel suspension lentiviral vector in the United States.
Under the Amended bb21217 License Agreement, BMS is assuming responsibility for manufacturing suspension lentiviral vector outside of the United States over time, while we remain responsible for manufacturing suspension lentiviral vector in the United States. Under the Amended bb21217 License Agreement, expenses that we incur associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product.
The May 2020 Amendments relieved BMS of its obligations to pay us for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. In addition, the parties are released from future exclusivity related to BCMA-directed T cell therapies. There are no remaining milestones or royalties under the Amended Ide-cel CCPS. The Amended Ide-cel CCPS will continue on a country-by-country basis until there are no more payments owed by either party on ide-cel in such country, unless earlier terminated (a) by mutual consent of the parties, (b) by us following a material breach by BMS that remains uncured after a specified period, (c) by us at our discretion, following a specified notice period, (d) by BMS following a material breach by us that remains uncured after a specified period, (e) by BMS at its discretion, following a specified notice period, or (f) pursuant to certain other negotiated termination provisions.
In March 2021, the FDA approved the marketing of Ide-cel as ABECMA in the United States for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of ABECMA. As previously described, under the collaboration arrangement with BMS, we have an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, and based in part on ABECMA clinical data and commercial sales to date, in January 2022 we, along with BMS, evaluated our plans with respect to bb21217 and do not expect to co-develop and co-promote bb21217. Because we do not intend to exercise this option, we expect to receive an additional fee in the amount of $10.0 million from BMS. Under this scenario, there would be no change to the U.S. milestones and royalties for U.S. sales of bb21217, as previously described above, that the Company would be eligible to receive.
Seattle Children’s. Through our sponsored research agreement with Seattle Children’s Research Institute, or SCRI, we are collaborating with SCRI to advance the clinical development of DARIC33 as a treatment for patients with AML.
Regeneron. We have a broad collaboration with Regeneron covering the discovery, development, and commercialization of novel cell and gene therapies for cancer. Through this collaboration, we have access to

Regeneron’s platform technologies for the discovery and characterization of fully human antibodies as well as T cell receptors against tumor-specific proteins and peptides that we may leverage in our collaboration programs.
Medigene. Through our collaboration, we have access to Medigene’s proprietary platform for the generation and design of T cell receptors that we may leverage in our product candidates.
Inhibrx. Through our collaboration, we have access to Inhibrx’s proprietary single-domain antibody platform to multiple cancer targets that we may leverage in our product candidates.
Gritstone Oncology. Through our collaboration with Gritstone, we intend to seek to validate cancer targets and discover T cell receptors that we may leverage in our product candidates.
Novo Nordisk. We have a collaboration with Novo Nordisk focused on the in vivo application of our megaTAL gene-editing technology to treat hemophilia A.
Genevant. Through our collaboration, we have access to Genevant’s lipid nanoparticle, or LNP, technology platform for use in our collaboration with Novo Nordisk for the treatment of patients with hemophilia A. We intend to use Genevant’s LNP platform in the delivery of megaTAL mRNA to hepatocyte cells within the liver.
We are also party to additional significant academic collaborations for the discovery, preclinical development, and initial clinical proof-of-concept of our product concepts, such as our collaboration with the University of North Carolina.
License Agreements
Biogen. In August 2014, bluebird bio entered into a license agreement with Biogen, pursuant to which bluebird bio co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. In connection with the separation, bluebird bio assigned this license agreement to us. Biogen retains the right to practice and use the licensed patents in the licensed field and territory. We have the right to grant sublicenses to third parties, subject to certain conditions. We are obligated to pay Biogen a percentage (in the low single digits) of net sales of products covered by the in-licensed intellectual property, including ABECMA, as a royalty. Additionally, we are subject to certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $23.0 million in the aggregate for each licensed product upon the achievement of remaining milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and following an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The longest lived patent rights licensed to us are in a U.S. patent, currently expected to expire in 2032.
NIH. In August 2015, bluebird bio entered into a license agreement with the NIH, pursuant to which bluebird bio exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. In connection with the separation, bluebird bio assigned this license agreement to us. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033 to 2034. The NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which includes ABECMA, we will be obligated to pay the NIH a percentage of net sales as a royalty in the low single digits. We are subject to a domestic production requirement that licensed products, such as ABECMA, sold or used in the U.S. or produced through use of the licensed processes must be manufactured substantially in the U.S., unless a waiver is obtained in advance from the NIH. Additionally, we are subject to certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2034.
bluebird bio. We entered into an intellectual property license agreement in connection with the separation with bluebird bio pursuant to which each party granted a license to certain intellectual property and technology. bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, including with respect to patents licensed to bluebird bio by Pasteur Institute, Research Development Foundation, or RDF, and SIRION Biotech GmbH, or SIRION, sublicense) to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. We granted to bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment for which we receive marketing approval and may render our approved treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.
These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of different products driven by cost, discounts, or rebates. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products. Depending on how successful these competitive efforts are, it is possible they may increase the barriers to adoption and success of our approved product and product candidates.
We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, customer experience, reliability, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.
These efforts include the following:
Multiple Myeloma. The current standard of care for relapsed and refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), cytotoxic agents, and HSCT. There are several companies developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti that was approved by the FDA in February 2022 (Janssen in collaboration with Legend Biotech); an anti-BCMA CAR T cell therapy in clinical development (phase 1) sponsored by BMS following the completion of its acquisition of Juno Therapeutics, Inc. and several other anti-BCMA CAR T cell therapies in phase 1 study, including and not limited to Novartis, Gracell Biotechnologies Inc. and Innovent Biologics, Inc. In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics AG have disclosed preclinical and clinical programs for allogeneic BCMA targeted CAR T cell therapies. There are also therapies using other modalities being developed by several groups, including multiple bispecific T cell engagers, including programs currently in clinical studies supported by Amgen, Regeneron, Janssen, AbbVie, and BMS, as well as a specific antibody therapy currently in a phase 1 study supported by Pfizer, Inc., and the commercially approved antibody drug conjugate therapy belantamab mafodotin.
B Cell Non-Hodgkin's Lymphoma. The current standard of care for majority of non-Hodgkin's lymphoma, or NHL, is focused around CD20 immunotherapy, mainly rituximab, combined with chemotherapy agents such as bendamustine or the four-drug cyclophosphamide, doxorubicin, vincristine and prednisone (CHOP) regimen as the first-line option; patients with certain mutations may receive a different chemotherapy cocktail called EPOCH. As patients fail these therapies and reach the relapsed/refractory setting, patients who are eligible for stem cell transplant typically receive CD20 antibodies and high-dose chemotherapy followed by autologous stem cell transplantation. The immunomodulatory drug lenalidomide may be used in combination with rituximab for such patients who are not eligible for high-dose chemotherapy. CD19 chimeric antigen receptor (CAR T) cell therapies tisagenlecleucel and axicabtagene ciloleucel were both approved in 2017 and lisocabtagene maraleucel was approved and launched in 2021 as therapies for NHL in relapsed/refractory patients. As many as 60 development programs for NHL therapies are in phase 1 through phase 3 trials in the US, including over 15 CAR T cell therapies, most of which target CD19. Among these programs are two dual targeting assets: Miltenyi’s CD19/20 targeting CAR T in a Phase 1/2 trial and Autolus Therapeutics’ AUTO3, a CD19/22 dual targeting CAR T for relapsed/refractory NHL in an ongoing phase 1/2 trial in the US with promising early data. Most cell therapies, marketed or in the clinic, are exploring patient populations across the treatment paradigm with expectations of replacing current standard of care and procuring expanded labels. In addition to autologous therapies, efforts are ongoing for allogeneic platforms that offer “off-the-shelf” advantage with the option of potentially treating greater number of patients over currently marketed CARs. Allo-501 has shown promising preliminary data in R/R NHL including patients failed on or refractory to prior CARs. Beyond cell therapies, Roche’s anti-body drug conjugate, polatuzumab received approval in relapsed/refractory NHL in the US in 2019 and a broader EMA approval in patients not eligible for stem cell transplant. Morphosys’ tafasitamab, a CD-19 targeted antibody, was approved and launched in 2020 in the US in combination with lenalidomide for patients with relapsed or refractory disease. Bispecific antibody therapies including Regeneron’s REGN1979 (CD20 X CD3) are also attracting interest with recent promising data not only in relapsed/refractory patients but also in patients previously treated with a CAR T, in a phase 1 trial.
Acute Myeloid Leukemia. The current standard of care for AML has changed in the last few years following a host of new small molecule and monoclonal antibody approvals since 2017: midostaurin (commercialized by Novartis), ribosomal daunorubicin and cytarabine (commercialized by Jazz Pharmaceuticals plc), enasidenib (commercialized by BMS and Agios Therapeutics, Inc.), gemtuzumab ozogamicin (commercialized by Pfizer), ivosidenib (commercialized by Agios Pharmaceuticals), gilteritinib (commercialized by Astellas Pharma), venetoclax (commercialized by AbbVie and Genentech), and glasdegib (commercialized by Pfizer). Many of these drugs are first in class and some are biomarker driven, resulting in more segmentation in the AML treatment paradigm. There are several competitors exploring autologous CAR T therapies in phase 1 trials for relapsed and refractory AML, some against targets that have approved monoclonal antibody competitors on the market already, while others have novel targets. Dual targeting CAR T cell-based approaches are also starting to enter the clinic, including the CD33/CLL-1 targeting CAR Ts being developed by iCell Gene Therapeutics and Legend Biotech. Other groups are exploring TCR-based autologous therapies against novel targets. In addition to autologous cell therapies, there are allogeneic CAR T cell therapies in early trials for AML, including MB-102 in a phase 1 trial being developed by Mustang Bio, Inc, and UCART123 in a phase 1 trial being developed by Cellectis as well as NK cell-based therapies. Other modalities, such as bispecific antibodies and antibody-drug conjugates are also in development across a wide range of targets. For example, Janssen is developing JNJ-67571244, a bispecific antibody targeting CD33 and CD3, for the treatment of relapsed or refractory acute myeloid leukemia.

Other Cell and Gene-Based Immunotherapies in Oncology. Hundreds of academic laboratories, biotechnology, and pharmaceutical companies are researching and developing cell-based immunotherapies in oncology, in addition to the programs described above. These include and are not limited to Novartis AG, Adaptimmune Inc., Bristol Myers Squibb Inc., Gilead Sciences, Inc., Pfizer Inc., Amgen, Inc., Sanofi, and Takeda among others. Many of the cell-based immunotherapy programs being developed by these companies are in phase 1/2 clinical trials for multiple indications in hematologic and solid tumors. Given the complexities of treating heterogeneous solid tumors, early data from cell therapies is very limited and needs extensive exploration and validation. Cancer therapies in other modalities, such as bispecific antibodies, antibody-drug conjugates, and dendritic cell vaccines, as well as combinatorial approaches are also in development across a wide range of targets and pose a competitive threat.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. Additionally, we rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions and supplementary protection certificates where available.
Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have valid and enforceable patent rights or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based approved product and product candidates and other proprietary technologies and processes related to our approved product and product candidates. As of March 1, 2022, our patent portfolio includes the following:
•54 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector manufacturing or production;
•162 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•644 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;
•182 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene-editing compositions and methods; and
•2 patent applications that we have non-exclusively in-licensed from third parties related to gene-editing compositions and methods.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—Strategic Collaborations.” From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.
While we maintain patents and patent applications in important foreign markets, such as in Europe, China, and Japan, we do not consider our patent portfolio outside of the United States to be material to 2seventy bio at this time. With respect to the patent portfolios for our commercial-stage product idecabtagene vicleucel, or ide-cel, development and commercialization rights have been exclusively licensed to BMS in exchange for an up-front payment. As a consequence, 2seventy bio will not receive royalties on sales of ide-cel outside of the United States.
In addition, our other oncology programs are preclinical and we have not initiated the clinical trials for these programs either in the United States or elsewhere. As a result, we do not view the patent portfolios for these programs to be material to 2seventy bio at this time.
Ide-cel and Independent Multiple Myeloma Program
The multiple myeloma programs include the patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation. See “Certain Relationships and Related Person Transactions‒Relationship with bluebird bio.”
•Pasteur Institute. The in-licensed Pasteur patent portfolio contains patents and patent applications directed to FLAP/cPPT elements and lentiviral vectors used to produce ide-cel for multiple myeloma. As of March 1, 2022, we had a non-exclusive license in the field of oncology (from bluebird bio) to two issued U.S. patents. We expect the issued composition of matter patents to expire in 2022 and 2023 in the United States (excluding possible patent term extensions).
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications directed towards aspects of our lentiviral vectors used to produce ide-cel for multiple myeloma. As of March 1, 2022, we had a non-exclusive license in the field of oncology (bluebird bio) to 8 issued U.S. patents and two pending U.S. patent applications related to our lentiviral vector platform. Corresponding foreign patents related to our lentiviral vector platform include issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2021-2027 in the United States, and in 2022 in the rest of the world (excluding possible patent term extensions). Further, we expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions).
•Biogen. The in-licensed Biogen Inc. (formerly Biogen Idec MA Inc.; referred to herein as Biogen) patent portfolio, contains patents and patent applications directed toward aspects of T cell-based products that target BCMA. As of March 1, 2022, we had a co-exclusive license to five issued U.S. patents, one pending U.S. patent application, and 49 issued corresponding foreign patents related to T cell-based products that target BCMA. We expect the issued composition of matter patents to expire from 2024-2032 (excluding possible patent term extensions). Further, we expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2024-2030 (worldwide, excluding possible patent term extensions).
•NIH. The in-licensed patent portfolio from National Institutes of Health, or NIH, contains patents and patent applications directed towards aspects of chimeric antigen receptor-based immunotherapies that target BCMA. As of March 1, 2022, we had an exclusive license to 14 issued U.S. patents, 2 pending U.S. patent applications, 24 issued corresponding foreign patents and 18 corresponding foreign patent applications related to chimeric antigen receptor-based immunotherapies that target BCMA and methods of use. We expect the issued composition of matter and methods patents to expire from 2033-2034 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. The owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for generating CAR T cells. As of March 1, 2022, we owned 8 issued U.S. patents, 12 pending U.S. non-provisional patent applications, 298 corresponding foreign patents, 93 corresponding foreign patent applications, and two pending PCT applications. We expect the issued composition of matter and methods patents to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2041 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2041 (worldwide, excluding possible patent term extensions).
Lentiviral Platform (e.g., Vectors, Manufacturing, and Cell Therapy Products)
The lentiviral platform, which is potentially applicable across our programs in severe genetic disease and oncology, includes the following patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•SIRION. The in-licensed patent portfolio from SIRION contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with a lentiviral vector. As of March 1, 2022, we had a nonexclusive license in the field of oncology (from bluebird bio) to two issued U.S. patents, one pending U.S. patent application, 23 issued corresponding foreign patents, and two corresponding foreign patent applications. We expect the issued method patents to expire in 2033 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. Another component of the owned patent portfolio includes the vector manufacturing platform and is potentially applicable to our oncology programs. This portion of the portfolio contains patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of March 1, 2022, we owned one pending U.S. patent application and one corresponding foreign patent application. We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). Also, as of March 1, 2022, we owned one provisional application and one PCT application related to vector manufacturing and purification. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions).

Oncology Platform (e.g., T Cell-Based Products)
Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma programs and other potential programs in cancer, includes the following patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements we entered into with bluebird bio in connection with the separation.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•RDF. The Pasteur patent portfolio contains the patents and patent applications described above.
•2seventy bio IP. One aspect of the owned patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions. As of March 1, 2022, we owned 24 patent families that include three issued U.S. patents, 19 pending U.S. patent applications, 5 corresponding foreign patents, and 98 corresponding foreign patent applications; 3 pending U.S. provisional application; and 4 pending PCT applications. We expect the issued composition of matter patent to expire in 2034 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from a corresponding nonprovisional patent application, the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034-2042 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2034-2042 (worldwide, excluding possible patent term extensions).
•T Cell Manufacturing Methods License. We have in-licensed certain patents and patent applications that are directed to specific methods for generating CAR T cells. As of March 1, 2022, we have a nonexclusive license to two issued U.S. patents, one pending U.S. patent application, and 30 corresponding issued foreign patents. We expect the issued method patents to expire in 2026 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).
•T Cell Immunotherapy Product Candidate Licenses. We have in-licensed certain patents and patent applications that are directed to specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment. As of March 1, 2022, we had an exclusive license to three families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express particular target antigens. We expect any composition of matter or methods patents, if issued from the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). In addition, as of March 1, 2022, we co-owned (with Medigene AG) two patent families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). Also as of March 1, 2022, we co-owned (with Inhibrx, Inc.) five families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040 (worldwide, excluding possible patent term extensions).
Gene-editing Platform (e.g., homing endonucleases, chimeric endonucleases, megaTALs, genetically modified cells, and related methods)
The gene-editing platform includes the following patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation.
•Gene-editing License. We have in-licensed certain patent portfolios that contain patents and patent applications directed to aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to oncology programs. As of March 1, 2022, we had an exclusive/co-exclusive license to seven issued U.S. patents, one pending U.S. patent application, 26 corresponding foreign patents, and three corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patents to expire in 2030 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of March 1, 2022, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene-editing platform. We expect the issued composition of matter patent to expire from 2027-2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.
•Academic Gene-editing Licenses. We have in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology programs. As of March 1, 2022, we had an exclusive license to 6 issued U.S. patents, 2 pending U.S. patent applications, 27 corresponding foreign patents, and two corresponding foreign patent application related to our gene-editing platform. We expect the issued patent to expire in 2027-2032 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (worldwide, excluding possible patent term extensions). As of March 1, 2022, we also had a non-exclusive license to one issued U.S. patent and one pending U.S. patent application related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2035 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. One aspect of the owned patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs. As of March 1, 2022, we owned 11 patent families that include two issued U.S. patents, 13 pending U.S. patent applications, and 62 corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2038 (excluding possible patent term extensions). We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions). As of March 1, 2022, we also owned one provisional application and one PCT application related to our gene-editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional patent application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions). As of March 1, 2022, we co-owned (with Cellectis SA) two issued U.S. patents, 17 corresponding foreign patents, and two corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2034 (worldwide, excluding possible patent term extensions).We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. Our patents expire at various times over the next 20 years, with patent protection for some expiring from 2022 through 2024. We do not expect such expirations to materially affect our business as the patents set to expire during this time cover intellectual property that is used in combination with other proprietary technologies, which technologies are therefore are covered by patents and patent applications with expiration dates beyond 2024. For these reasons, among others, we believe that no single patent expiration would have a material adverse effect on our business as a whole.
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our approved products or methods of using the same.
We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and third parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
The Separation and Distribution
In January 2021, bluebird bio announced its plans to separate its oncology portfolio and programs from its severe genetic disease portfolio and programs and spin off its oncology portfolio and programs into a separate publicly traded company, 2seventy bio. In furtherance of this plan, on September 30, 2021, bluebird bio’s board of directors approved the distribution of all of the issued and outstanding shares of 2seventy bio common stock on the basis of one share of 2seventy bio common stock for every three shares of bluebird bio common stock issued and outstanding on October 19, 2021, the record date for the distribution. On November 3, 2021 we entered into a separation agreement with bluebird bio, which is referred to in this Annual Report on Form 10-K as the separation agreement, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which we temporarily receive certain services from bluebird bio, and a second transition services agreement under which we temporarily provide certain services to bluebird bio. These agreements also govern certain of our relationships with bluebird bio after the separation. For additional information regarding the separation agreement and the other related agreements, see "Risk Factors—Risks Related to the Separation" and "Certain Relationships and Related Person Transactions—Agreements with bluebird bio." As a result of the distribution, we became an independent, publicly traded company on November 4, 2021.
Government Regulation
In the United States, biological products, including cell and gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, research, development, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, record keeping, distribution, approval, reporting, import, export, post-approval monitoring and reporting, and advertising and other promotional practices involving biological products. FDA authorization must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates cell and gene therapy products. CBER works closely with the NIH. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.
Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from successfully commercializing our product or any future products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.
United States Biological Products Development Process
The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin and must be updated annually and when certain changes are made;
•approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, and payment of a user fee, unless waived;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with good manufacturing practices, or GMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. A clinical hold may either be a full clinical hold or a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed.
Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an IRB at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.
Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients who have the disease or condition the product candidate is intended to treat. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2. The biological product is evaluated in a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. In some cases, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA. The FDA generally recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH, as applicable, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.
Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.
Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.
United States Review and Approval Processes
After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. Each BLA must be accompanied by a user fee, and the sponsor of an approved BLA is also subject to an annual program fee. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a cell or gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
One of the performance goals agreed to by the FDA under PDUFA is to review 90% of standard BLAs in 10 months and 90% of priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a new drug application, or NDA, or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan designation may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of the patient with the rare disease or condition. Orphan product designation in the EU has similar, but not identical, benefits.
Expedited Development and Review Programs
The FDA has established several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include fast track designation, breakthrough therapy designation, priority review and accelerated approval.
New drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. The FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. A product may be eligible for other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval, and breakthrough therapy designation. Under the breakthrough therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the fast track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Breakthrough Therapy designation includes all of the benefits of Fast Track designation in addition to intensive guidance on a development program beginning as early as Phase 1. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. A product may also be eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
Regenerative Medicine Advanced Therapies Designation
As part of the 21st Century Cures Act, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHS Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
Post-Approval Requirements
Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any future products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. For certain commercial prescription drug and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, companies that manufacture or distribute drug or biological products or that hold approved BLAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly-discovered safety issue.
We also must comply with the FDA’s and other jurisdictions’ advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling

(known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. Although physicians may prescribe approved products for off-label use, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved biologics must be submitted to the FDA in conjunction with their first use or first publication.
United States Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved biological product, a method for using it, or a method for manufacturing it may be extended. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.
A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
Healthcare and Privacy Laws
In addition to restrictions on marketing of pharmaceutical products, several other types of state/federal laws and trade association membership codes of conduct have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include Anti-Kickback and false claims statutes. The United States federal healthcare program Anti-Kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging healthcare professionals or patients as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.
The United States federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The United States federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to prescribers and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Additionally, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs and consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers, may apply to us. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.
In addition, the United States Foreign Corrupt Practices Act, or the FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many other countries, healthcare professionals who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities. Our dealings with these prescribers and purchasers may be subject to the FCPA.
Other countries, including a number of EU member states, have laws of similar application, including anti-bribery or anti-corruption laws such as the UK Bribery Act. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person. Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
Many states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, globally, many countries have enacted stringent privacy and data protection laws. In the event that we begin to conduct trials outside of the United States or otherwise process personal information in countries outside of the United States, we will have to implement a comprehensive compliance program to address these requirements.
Because of the breadth of these various healthcare and privacy laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare and privacy laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.
Government Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted for each clinical trial to each country’s national competent authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which entered into application to replace Clinical Trials Directive 2001/20/EC on January 31, 2022. The new Regulation, which will be directly applicable in all EU member states (meaning that no national implementing legislation in each EU member state is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, region-specific document requirements. Medicinal product candidates may only be commercialized after obtaining the marketing authorization application. A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the EU, and in the additional member states of the European Economic Area, or EEA (Norway, Iceland and Liechtenstein). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a marketing authorization application under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the innovative medicinal product when applying for a generic or biosimilar marketing authorization in the EU during such eight-year period starting from the date of grant of the innovative medicinal product's marketing authorization. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity (and the grant of the relevant generic or biosimilar marketing authorization). The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete, independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Products receiving orphan designation in the EU and being granted a marketing authorization for an orphan medicinal product can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where the application for a marketing authorization includes the results of all studies conducted in accordance with an agreed pediatric investigation plan for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar medicinal product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the marketing authorization holder of the authorized product consents to a second orphan medicinal product application; or
•the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.
In the EU, the advertising and promotion of our products will also be subject to EU member states’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU member state legislation that may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s approved Summary of Product Characteristics, or SmPC. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at the EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict communications concerning the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.

Failure to comply with the EU member state laws implementing the EU laws on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU member state laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU member state authorities (or in addition, in some member states, enforcement action from industry bodies or legal action from competitors), which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.
The national laws of certain EU member states require payments made to physicians to be publicly disclosed. Moreover, the European Federation of Pharmaceutical Industries and Associations, or EFPIA, Code on disclosure of transfers of value from pharmaceutical companies to healthcare professionals and healthcare organizations imposes a general obligation on members of the EFPIA or related national industry bodies to disclose transfers of value to healthcare professionals. In addition, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.
The aforementioned EU rules are generally applicable in the EEA, which consists of the EU member states, plus Norway, Liechtenstein and Iceland.
For other countries outside of the EU, such as countries in Eastern Europe, Central and South America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. This act could have implications for our interactions with physicians in and outside the UK. In all cases, again, the clinical trials are conducted in accordance with GCP, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, warning letters or untitled letters, injunctions, civil, administrative, or criminal penalties, monetary fines or imprisonment, suspension or withdrawal of regulatory approvals, suspension of ongoing clinical studies, refusal to approve pending applications or supplements to applications filed by us, suspension or the imposition of restrictions on operations, product recalls, the refusal to permit the import or export of our products or the seizure or detention of products.
Pricing, Coverage and Reimbursement
In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payers tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of studies or analyses of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but exert cost controls in other ways, including but not limited to, placing revenue caps on product sales, providing reimbursement for only a subset of eligible patients, mandating price negotiations after a set period of time, or mandating that prices not exceed an average basket of prices in other countries. The downward pressure on health care costs in general, particularly treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, European governments may periodically review and decrease prices based on factors, including but not limited to, years-on-market, price in other countries, competitive entry, new clinical data, lack of supporting clinical data, or other factors.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care in the United States has increased and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug

Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
Federal, state and local governments in the United States and foreign governments continue to consider other legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the

U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Human Capital Resources
As of March 1, 2022, we employ approximately 437 full-time employees, 97 of whom hold M.D. or Ph.D. degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.
Compensation and benefits programs
Our compensation programs are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting our achievement of its primary business goals. Our goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth and drive long-term stockholder value. We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. All full-time employees are eligible for medical, dental, and vision insurance, paid and unpaid leaves, an employee stock purchase plan, a 401(k) plan, and group life and disability coverage.
Employee development and training
The development, recruitment and retention of our employees is a critical success factor for our company. To ensure we provide a meaningful experience for our employees, we intend to offer training and development programs to increase our organizational learning and support the promotion of our current employees.
Diversity
At 2seventy bio, we believe that it’s about time that Diversity, Equity, Inclusion and Belonging become more than words. It is the core practice we are driven by in all we create. From our focus on patients, to how we are building our business and our culture, we believe diversity and belonging empower us to change the way we think, teach, and learn — from each other and about each other. Our mission is rooted in the belief that our cumulative and unique differences enable us to become better — better at our development of revolutionary scientific advancements and how we advance health equity by addressing cancer disparities with a goal of creating transformative treatments for those who need them. We strive to build an environment where we will deliver our best — that means having the hard conversations and doing the hard work — so we can all be unencumbered and inspired to celebrate who we are fully as human beings.

Note on the COVID-19 Pandemic
The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, and the identification of new variants of the COVID-19 virus and related developments. Our focus remains on promoting employee health and safety while continuing to advance the research and development of our drug candidates and to deliver ABECMA to patients in need. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Corporate Information
We were incorporated under the laws of the state of Delaware in April 2021. Our mailing address and executive offices are located at 60 Binney Street, Cambridge Massachusetts 02142 and our telephone number at that address is (339) 499 -9300.
Available Information
The company intends to use its website www.2seventybio.com as a means of disclosing material non-public information and for complying with its disclosure obligations under the Securities and Exchange Commission ("SEC") Regulation FD. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website at https://ir.2seventybio.com/corporate-governance/governance-overview, under “Investors & Media – Corporate Governance.”
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.
Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
The ongoing COVID-19 pandemic, which has continued to evolve and spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the ongoing COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. We cannot reasonably assess or predict at this time the full extent of the negative impact that the ongoing COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of third parties upon whom we rely for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We currently rely on BMS to continue to develop, manufacture, and commercialize ABECMA, including conducting ongoing clinical studies to support the use of ABECMA in earlier lines of therapy. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of BMS’s development and commercialization efforts. For example, policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. Additionally, BMS and third parties in its supply chain may be subject to restrictions in operations arising from the ongoing COVID-19 pandemic and have experienced operational disruptions, which may affect activities necessary for continued research, development, and commercialization efforts, including the manufacture of ABECMA at commercial scale to meet demand. Uncertainty as to when normal clinical study recruitment and enrollment and patient treatment activities will resume may continue to affect BMS’s operations. It is unknown how long these disruptions could continue.
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
•We have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors. Furthermore, since the onset of the COVID-19 pandemic, our employees and contractors conducting research and development activities have at times been limited in the activities that they may conduct, and at times may be subject to policies restricting access to our laboratories for an extended period of time. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our development programs.
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
The extent of the impacts described above will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration, severity and spread of new strains or variants of the virus, and scope of the pandemic in the United States and globally;
•the effectiveness of governmental, business and individuals’ protocols and actions that have been and continue to be taken in response to the pandemic, including the pace and success of vaccination efforts;
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
The ultimate impact of the COVID-19 pandemic on our business operations and those third parties on which we rely is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, new variants, additional or modified government actions, including vaccine and testing mandates, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, the availability and utilization of vaccines and treatments for COVID-19, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our employees, our research programs, healthcare systems or the global economy, and if the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipate, we may not be able to execute on our current operating plan or on our strategy. If the duration of the COVID-19 pandemic and the associated period of business and social restrictions and economic uncertainty is longer than we anticipate, our cash, cash equivalents, and marketable securities may not be sufficient to fund the activities under our operating plan for the time period that we anticipate, and we may be required to revise our operating plan. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results and those of third parties on which we rely, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to Our Financial Position and Capital Needs
Because we have a limited operating history, valuing our business and predicting our prospects is challenging.
We were incorporated in April 2021 and separated from bluebird bio in November 2021. Although our business was conducted as part of bluebird bio prior to our separation, we have no history as an independent company prior to the completion of the separation. We are developing an oncology pipeline of cell and gene therapies for cancer, the first of which, ABECMA (ide-cel), was approved by the FDA in March 2021. The FDA granted approval of ABECMA to BMS, our co-development partner with whom we are jointly commercializing ABECMA in the U.S. through our co-development and co-promotion arrangement. Our revenues have been derived from collaboration and out-licensing arrangements. To date, we have not recognized any revenues from the sale of products. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates and clinical trial activities.
We have limited experience in commercial scale manufacturing of the lentiviral vector for ABECMA and in the sales and marketing activities necessary for the commercialization of ABECMA. In addition, we have not obtained marketing approval of any of our other product candidates. Our short operating history offers limited insight into our prospects for success or even viability and we expect our operating results to be subject to frequent fluctuations. We will encounter challenges frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations will be materially harmed.
Our business has incurred significant losses and we anticipate that we will incur continued losses for the foreseeable future. We have never recognized revenue from product sales and may never be profitable.
Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net loss for the year ended December 31, 2021 was $292.2 million, and our net losses for the years ended December 31, 2020 and 2019 were $120.1 million and $320.6 million, respectively. We expect to incur operating losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.
The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to recognize revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. Following marketing approval, our future revenues will depend upon the size of any markets in which ABECMA and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for ABECMA and any future products in those markets.
We expect to continue to incur significant expenses and continued operating losses for the foreseeable future. We anticipate that our expenses will increase if and as we:
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
As of December 31, 2021, we held cash, cash equivalents and marketable securities of $362.2 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the filing date of this Annual Report on Form 10-K.
We will require significant additional funding to advance our product candidates, alone or with strategic partners, through clinical studies and to seek marketing approval, as well as to continue advancing our research and development efforts with our other product candidates. We may also need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications or geographies for our product candidates, identify additional product candidates to advance through clinical development or otherwise expand more rapidly than we presently anticipate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Regardless of the terms of any debt or equity financing, our agreements and obligations under the tax matters agreement with bluebird bio may limit our ability to issue stock. See "—Risks Related to the Separation."
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations. In addition, if we are unable to obtain necessary funding on a timely basis, we may have to liquidate some or all of our assets and may receive less than the value at which those assets are carried on our audited financial statements, which could cause investors to lose all or a part of their investment.
Risks Related to the Discovery, Product Development and Regulatory Approval of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Our business depends heavily on successful clinical development, regulatory approvals and commercialization of ABECMA. Our current product candidates, other than bbT369 and DARIC33, are still in preclinical development. Our current product candidates, as well as any we may discover in the future, will require substantial additional development and testing, as well as regulatory approvals, prior to commercialization.
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
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment. The estimated incidence of our initial target indications, including non-Hodgkin's lymphoma and acute myeloid leukemia, the target indications for our product candidates, vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, is challenging. The lower the actual incidence of these conditions, the more challenges we will encounter enrolling subjects in our clinical studies, which could delay development of our product candidates. Clinical trial recruitment and enrollment may also encounter difficulties for a variety of other reasons. The number of patients eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of patients required to power the statistical analysis of the study's endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of subjects to a study site, the complexity of the study design, our ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar subjects, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, risk that patients enrolled in clinical trials drop out before clinical trial completion, and ability to obtain and maintain institutional review board, or IRB, approvals and patient consents all could have a substantial impact on the timing of clinical trial enrollment. In addition, our ability to recruit and enroll patients may be significantly delayed by the evolving COVID-19 pandemic, and we do not know the extent and scope of such delays at this point. If we are unable to enroll sufficient subjects in clinical studies in a timely way, obtaining study results will be delayed, which may harm our business, prospects, financial condition, and results of operations.
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
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our engineered cell therapy product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS received marketing approval from the FDA for ABECMA as a treatment for adult patients with relapsed and refractory multiple myeloma who have not responded to, or whose disease has returned after, at least four prior lines of therapy. BMS is conducting additional studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient to support label expansion.
Any of these factors may negatively affect our ability to recognize revenues from sales of ABECMA and any future products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.
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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our engineered cell therapy product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, patients with relapsed and refractory multiple myeloma who have been treated with ABECMA in clinical trials have experienced disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future.
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
•delays in reaching, or failure to reach, agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
Where possible, we may pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.
Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our product candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.
We may seek fast track designation, breakthrough therapy designation and/or orphan drug designation from the FDA or similar designations from other regulatory authorities for one or more of our product candidates. Even if one or more of our product candidates receive any of these designations, we may be unable to obtain or maintain the benefits associated with such designation.
The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs and biologics. Such designations include fast track designation, breakthrough therapy designation, and orphan drug designation. Fast track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with fast track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. If any of our product candidates receive fast track designation but do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.
A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Designation as a breakthrough therapy is within the discretion of the FDA, and drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval. Even if one or more of our product candidates qualify as breakthrough therapies pursuant to FDA standards, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek breakthrough therapy designation for one or more of our current or future product candidates, there can be no assurance that we will receive breakthrough therapy designation.
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate.
If any of our programs or product candidates receive fast track, breakthrough therapy or orphan drug designation by the FDA or similar designations by other regulatory authorities, there is no assurance that we will receive any benefits from such programs or that we will continue to meet the criteria to maintain such designation. Even if we obtain such designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough therapy, or orphan drug designation does not ensure that a product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw any such designation if it believes that the designation is no longer supported by data from our clinical development program.
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, or if BMS is ultimately unable to obtain regulatory approvals for ABECMA in additional or expanded indications, we will be unable to recognize product revenue and our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application for review, or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not requested or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
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
•delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to considerable negotiation and may vary significantly among different CROs and study sites;
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
•the FDA or comparable foreign regulatory authorities may disagree with our clinical study design, implementation of clinical trials or our interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical studies;
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
In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the use of any approved product, which will limit its prospects for commercialization, which could have a material and adverse effect on our business, prospects, financial condition and results of operations.
Patients receiving T cell-based immunotherapies such as ABECMA may experience serious adverse events, including neurotoxicity and cytokine release syndrome, which may result in delays, clinical holds, or terminations of our clinical trials. If ABECMA or any of our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, marketing approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.
ABECMA is a chimeric antigen receptor, or CAR, T cell-based immunotherapy. In previous and ongoing clinical studies involving CAR T cell products, including those involving ide-cel, patients experienced side effects such as neurotoxicity and cytokine release syndrome. There have been life-threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or vasopressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.
Undesirable side effects caused by ABECMA, other CAR T product candidates targeting BCMA, or our other engineered cell therapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from engineered cell therapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding engineered cell therapies to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of engineered cell therapies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of ABECMA, our product candidates, and any future products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for ABECMA and our product candidates.
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or ABECMA or our product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our potential products, stricter labeling requirements for ABECMA or any future approved products, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.
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
Risks Related to Our Reliance on Third Parties
We are dependent on BMS for the successful development, commercialization and manufacture of ABECMA. If BMS does not devote sufficient resources to the commercialization, manufacture and further development of ABECMA, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
We are co-developing and co-promoting ide-cel, being marketed as ABECMA in the United States, with BMS under our amended and restated co-development and co-promotion agreement with BMS, or the Ide-cel CCPS. Under the Ide-cel CCPS, we and BMS share the obligation to develop and commercialize ide-cel in the United States.
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the program that renders it commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ide-cel, we may be unable to advance the product candidate ourselves.
This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:
•BMS has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any downstream commercial profits, milestones and royalties that we may receive under such partnership will depend on, among other things, BMS’s efforts, allocation of resources and successful development and commercialization of ide-cel.
•BMS may develop and commercialize, either alone or with others, products that are similar to or competitive with ide-cel. For example, BMS is currently commercializing a number of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma, as well as our CAR-T product candidate targeting BCMA.
•BMS may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities.
•BMS may develop or commercialize ABECMA in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.
•BMS may not comply with all applicable regulatory and compliance requirements, including failing to report safety data in accordance with all applicable regulatory requirements.
•If BMS were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive ABECMA rights back. If we were to terminate an agreement with BMS due to BMS's breach or if BMS were to terminate an agreement without cause, the development and commercialization of ABECMA could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.
•BMS may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BMS’s ability to retain and motivate key personnel who are important to the continued development of ABECMA. In addition, the third-party to any such transaction could determine to re-prioritize BMS’s development programs such that BMS ceases to diligently pursue the development of ABECMA and/or cause the respective collaboration with us to terminate.
We rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.
We rely on CROs and clinical study sites to ensure our studies are conducted properly and on time. While we have agreements governing their activities, we will have limited influence over their actual performance. We control only certain aspects of our CROs’ activities, and as a result, we have less direct control over the conduct, timing, and completion of our clinical studies and the management of data developed through studies than would be the case if we relied on our own staff. Nevertheless, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
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
We do not independently conduct all aspects of our lentiviral vector production, drug product manufacturing, and testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing and testing in the preclinical, clinical and commercial context.
Our reliance on these third parties for manufacturing, testing, research and development activities reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our lentiviral vectors and drug products are manufactured in accordance with good manufacturing practices, or GMP, as applied in the relevant jurisdictions. Our third-party manufacturers are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements.

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
We may be forced to manufacture lentiviral vector and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms or without delays, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize ABECMA or any future products. Some of these events could be the basis for FDA or comparable foreign regulatory action, including injunction, recall, seizure or total or partial suspension of production. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations.
We also may alter various aspects of our product candidates, or approved product, such as the manufacturing, formulation, method of administration or other alterations designed to optimize the candidate or processes for scale necessary for later stage clinical trials and potential approval and commercialization. For example, we intend to switch to a suspension vector for certain of our product candidates in clinical development. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for further clinical development or commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We will need to verify, such as through a manufacturing comparability study, that any new manufacturing process, by us or by a new manufacturer, will produce our product candidate according to the specifications previously submitted to the FDA or another comparable foreign regulatory authority.
The delays associated with the verification of a new third-party manufacturer or new manufacturing process could negatively affect our ability to develop product candidates or commercialize any approved products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing ABECMA and product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for ABECMA and product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of ABECMA and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to the FDA’s or other regulators’ good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of ABECMA and potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a regular basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, develop additional assays, modify release specifications, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. Additionally, the FDA may not agree with our changes to the manufacturing process which could require us to perform additional development work and lead to further delays.
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
These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of ABECMA and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.
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
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our approved product or product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our approved product or product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our approved product or product candidates, third parties have and may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our approved product or product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
Presently we have rights to the intellectual property, through licenses from third parties or sublicenses from bluebird bio and under patents that we own, to develop our product candidates and commercialize our approved product. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, either through direct license or sublicenses, any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
Where we are a sublicensee of certain intellectual property rights from a third party, our sublicensed rights may be terminated due to defaults of our licensor, or for any other reasons, under the original license agreement between our licensor and the third party. In such a scenario, we may be unable to negotiate a license directly with the third party under terms that are acceptable to us, and as a result, our ability to develop and commercialize our products or product candidates may be impaired.
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
In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
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
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties have and may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity challenges, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our approved product and/or product candidates. Such a loss of patent protection would have a material adverse impact on our business.
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
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
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

Risks Related to the Commercialization of Our Product Candidates
We have limited experience as a commercial company and the marketing and sale of any future approved products may be unsuccessful or less successful than anticipated.
Although BMS has responsibility for, and is undertaking, the key commercialization activities for ABECMA, to the extent we are required to participate in commercialization activities we have limited experience in doing so, and we may not be able to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling any future products for which we gain regulatory approval, we will need to successfully:
•establish and maintain our relationships with healthcare providers who will be treating the patients who may receive ABECMA and any future approved products;
•obtain adequate pricing and reimbursement for any future products, if approved;
•gain regulatory acceptance for the development and commercialization of the product candidates in our pipeline;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.
If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop product candidates, commercialize any future products, if approved, raise capital, expand our business or continue our operations.
We may not be successful in supporting the commercialization of ABECMA.
BMS is primarily responsible for the commercialization of ABECMA, and there can be no guarantee that BMS will be able to commercialize ABECMA successfully. Although we have recognized collaborative arrangement revenue related to commercial sales of ABECMA, we cannot be certain that we will continue to generate such revenue. The extent to which we will recognize revenue from ABECMA depends on a number of factors, including, but not limited to, BMS’ ability to:
•set an acceptable price for ABECMA;
•obtain commercial quantities of ABECMA, at acceptable cost levels;
•establish and maintain a commercial sales force team for ABECMA;
•obtain and maintain third-party coverage or adequate reimbursement for ABECMA;
•achieve market acceptance of ABECMA, in the medical community and with third-party payors; and
•have ABECMA included in accepted clinical guidelines for the conditions for which ABECMA is intended to target.
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
The future commercial success of ABECMA and any of our product candidates that may be approved by the FDA or other applicable regulatory authorities outside the United States, will depend upon the awareness and acceptance of ABECMA and any approved product candidates among the medical community, including patients, physicians, and healthcare payors. If ABECMA or any of our product candidates that may be approved do not achieve an adequate level of acceptance by patients, physicians, healthcare payors and others in the medical community, we may not recognize sufficient revenue to become, or remain, profitable. Market acceptance of ABECMA and any of our product candidates that may be approved, will depend on a number of factors, including, among others:
•the efficacy and safety of our approved product candidates as demonstrated in clinical trials;
•the clinical indications for which our product candidates are approved;
•product labeling or product insert requirements of the FDA or other regulatory authorities, including the expansion of the label for ABECMA;
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
ABECMA and any product candidates for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements governing, among other things, the research, development, testing, manufacturing, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our products. These requirements include submissions of safety and other postmarketing information and reports, facility registration and drug listing requirements, as well as continued compliance with GMPs, GLPs, and GCPs, for any clinical trials that we conduct post-approval. Even if we, BMS or any other of our collaborators obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and adherence to commitments made in the BLA. If we, our collaborators, or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
If we are found to have impermissibly promoted our current product or any current or future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations including but not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
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
•the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, as amended, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Although we do not believe that we are currently subject to this or similar state laws, we cannot be certain that federal and state governments may not take a different position;
•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the May 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals.

Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
These laws apply to, among other things, our sales, marketing and educational programs. State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs and activities that offer benefits for patients as well as interactions with patients and patient organizations. Several investigations into such activities have resulted in significant civil and criminal settlements.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We are in the process of developing a compliance program to prevent and detect non-compliance. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions In addition to HIPAA, as amended by HITECH, and their respective implementing regulations, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General was able to commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize ABECMA and any future products. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as ABECMA or any future products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
In addition, although ABECMA has been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. In the United States, the exclusivity period for orphan drugs is seven years (with limited exceptions), and pediatric exclusivity adds six months to any existing patents or exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity for a number of reasons, including if it consents to a second orphan drug application, its request for designation is found to be materially defective, or if the marketing authorization holder cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug, in that it is shown to be safer, more effective, or makes a major contribution to patient care compared with the product that has orphan exclusivity. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act or ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, expanded the types of entities eligible for the 340B drug discount program, and added a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
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
At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We are highly dependent on our management and scientific and medical personnel, including our chief executive officer, chief financial officer, and chief scientific officer. Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
We may not be able to attract, recruit or retain qualified management and scientific and medical personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we may be able to offer. We also experience competition for the hiring of scientific personnel from universities and research institutions. The failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. In addition, in order to induce employees to continue their employment with us, we have provided equity awards that vest over time and the value to our employees of such equity awards may be significantly affected by movements in our stock price that are beyond our control and may be at any time insufficient to counteract more lucrative offers from other companies. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.
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
As of March 1, 2022, we employed 437 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to recognize and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
We will incur increased costs as a result of operating as a public company. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Market. Our financial results historically were included within the consolidated results of bluebird bio, and until the distribution occurred, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act. We qualify as an "emerging growth company." For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the distribution; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We are subject to Section 404(a) of the Sarbanes-Oxley Act and, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. Beginning in our second annual report filed after the distribution, we will be required to furnish, among other things, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to implement additional financial and management controls, reporting systems and procedures and potentially hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

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
We may not be able to achieve some or all of the anticipated strategic, financial, operational, marketing or other benefits expected to result from the separation, or such benefits may be delayed or not occur at all. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of or inability to recruit key personnel needed to operate and grow our businesses following the separation, weakening of our internal standards, controls or procedures and impairment of our key collaborations and supplier relationships.
As a smaller and less diversified company than bluebird bio was prior to the separation, we may be more likely to be negatively impacted by changes in global market conditions, regulatory reforms and other industry factors, which could have a material adverse effect on our business, prospects, financial condition and results of operations. As part of bluebird bio, we were able to benefit from bluebird bio’s experience and expertise as a commercial-stage company developing multiple products, and opportunities to pursue integrated strategies with bluebird bio’s other business activities. We also benefited from bluebird bio’s strategic advantages as an established market participant, including its improved negotiating power and historical partnerships. Additionally, as part of bluebird bio, we benefited from bluebird bio’s market reputation, historical performance and brand identity when operating our business. As a newly formed, independent, publicly traded company, we do not have, and may never develop, a favorable market reputation, performance or brand identity of our own, which may limit our ability to recruit and retain personnel, pursue and negotiate strategic transactions, and access the capital markets to finance our operations. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, prospects, financial condition and results of operations may be materially harmed.
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
We have a limited history of operating as an independent company and we expect to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and should not be relied upon as an indicator of our future results.
For periods prior to our separation from bluebird bio, our historical information provided in this report refers to our business as operated by and integrated with bluebird bio. Our historical financial information included in this report for periods prior to our separation from bluebird bio has been derived from the consolidated financial statements and accounting records of bluebird bio. Accordingly, the historical financial information included in this report may not reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or the financial results we will achieve in the future. In particular, our future financial results may vary from the historical financial information included in this report as a result of the following factors, among others:
•for periods prior to the separation, our historical financial data reflects expense allocations for certain support functions that are provided on a centralized basis within bluebird bio, such as expenses for corporate administrative services, including information technology, research and development, finance, legal, insurance, compliance and human resources activities, that may be lower than the comparable expenses we would have actually incurred, or will incur in the future, as a stand-alone company;
•our cost of debt and our capital structure will be different from that reflected in our historical combined financial statements for periods prior to the separation;
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
In connection with our separation from bluebird bio, we created our own financial, administrative, corporate governance, and listed company compliance and other support systems, including for the services bluebird bio had historically provided to us, or expect to contract with third parties to replace bluebird bio systems that we are not establishing internally. We expect this process to be complex, time consuming and costly. In addition, we are also establishing or expanding our own tax, treasury, investor relations, corporate governance and other corporate capabilities. These corporate capabilities fall beyond the scope of the operational service domains formerly provided by bluebird bio and will require us to develop new stand-alone corporate capabilities. We may need to make significant investments to replicate, or will need to outsource from other providers, these corporate capabilities to replace these additional corporate services that bluebird bio historically provided us prior to the separation. bluebird bio will continue to provide support for certain of our key business functions after the separation for a limited period of time, pursuant to the transition services agreements and certain other agreements we entered into with bluebird bio. Any failure or significant downtime in our own financial, administrative or other support systems or in the bluebird bio financial, administrative or other support systems during the transitional period in which bluebird bio provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.
Further, as a stand-alone public company, we incur significant legal, accounting and other expenses that we did not incur as part of bluebird bio. The provisions of the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq, impose various requirements on public companies, including changes in corporate governance practices. For example, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will have to perform system and process evaluation and testing of our and their internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.
Although bluebird bio has historically tested its internal controls over financial reporting on a regular basis, we have never done so as a stand-alone entity. Doing so for ourselves will require our management and other personnel to devote a substantial amount of time to comply with these requirements and will also increase our legal and financial compliance costs. In particular, compliance with Section 404 of the Sarbanes-Oxley Act will require a substantial accounting expense and significant management efforts. We cannot be certain at this time that all of our controls will be considered effective and our internal control over financial reporting may not satisfy the regulatory requirements when they become applicable to us.
The separation may impede our ability to attract and retain key personnel, which could materially harm our business.
Our success depends in large part upon the leadership and performance of our management team and other key employees. Operating as an independent company demands a significant amount of time and effort from our management and other employees and may give rise to increased employee turnover. If we lose the services of members of our management team or other key employees, we may not be able to successfully manage our business or achieve our business objectives.
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
Pursuant to the separation agreement and certain other agreements we entered into with bluebird bio, we assumed and agreed to indemnify bluebird bio for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in "Certain Relationships and Related Person Transactions—Agreements with bluebird bio" and "Index to Financial Statements—Audited Consolidated and Combined Financial Statements—Notes to Consolidated and Combined Financial Statements." Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities of the bluebird bio business. bluebird bio has agreed to indemnify us for liabilities of the bluebird bio business, but such indemnity from bluebird bio may not be sufficient to protect us against the full amount of such liabilities, and bluebird bio may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from bluebird bio any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could harm our business, prospects, financial condition and results of operations
Our agreements with bluebird bio may not reflect terms that would have resulted from negotiations with unaffiliated third parties.
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
bluebird bio may compete with us.
bluebird bio is not restricted from competing with us in the development or commercialization of products treating the same indications as ABECMA and our product candidates. Although bluebird bio has informed us it has no current intention to compete with us or our product candidates, if bluebird bio in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, prospects, financial condition and results of operations to be materially harmed. Following the separation, we and bluebird bio share research and development facilities, including laboratory space in which our employees and those of bluebird bio work in close proximity, which creates the risk that confidential information about our business may become known to bluebird bio employees. While we have implemented procedures, adopted policies and held employee training in order to mitigate this risk, our confidential information could be compromised, which could have a negative impact on our business. We could also be subject to claims that our employees obtained and improperly used confidential information of bluebird bio.
Certain of our directors and officers may have actual or potential conflicts of interest relating to bluebird bio.
Certain of our directors and officers may own shares of bluebird bio common stock or other equity awards as a result of their prior service as bluebird bio directors or officers. For certain of these individuals, their holdings of bluebird bio common stock or equity awards may be significant compared to their total assets. Additionally, Nick Leschly, our chief executive officer, serves as a director of bluebird bio. Mr. Leschly’s leadership positions at both our company and bluebird bio, as well as the ownership of bluebird bio equity or equity awards by certain of our directors and officers creates, or may create the appearance of, conflicts of interest when Mr. Leschly or our other directors or officers are faced with decisions that could have different implications for bluebird bio than for us.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we plan to grant to our directors, officers and employees pursuant to our equity incentive plans. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
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
The administrator of the 2021 Plan is authorized to exercise its discretion to effect the repricing of stock options and stock appreciation rights and there may be adverse consequences to our business if the administrator of the 2021 Plan exercises such discretion.
Pursuant to our 2021 Plan, we are authorized to grant equity awards, including stock options and stock appreciation rights, to our employees, directors and consultants. The administrator of the 2021 Plan (which is our compensation committee) is authorized to exercise its discretion to reduce the exercise price of stock options or stock appreciation rights or effect the repricing of such awards. Although we do not anticipate needing to exercise this discretion in the near term, or at all, if the administrator of the 2021 Plan were to exercise such discretion without seeking prior stockholder approval, certain proxy advisory firms or institutional investors may be unsupportive of such actions and publicly criticize our compensation practices, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as the “say-on-pay” vote) at the time of, or subsequent to, any such repricing, it is likely that proxy advisory firms would issue an “against” recommendation on our say on pay vote and institutional investors may not be supportive of our say-on-pay vote. If proxy advisory firms or institutional investors are successful in aligning their views with our broader stockholder base and we are required to make changes to the composition of our board and its committees, or if we need to make material changes to our compensation and corporate governance practices, our business might be disrupted and our stock price might be negatively impacted. Even if we are able to successfully rationalize the exercise of such discretionary power, defending against any “against” or “withhold” recommendation for members of our compensation committee, any “against” recommendation on our say on pay vote or public criticism could be distracting to management, and responding to such positions from such firms or investors, even if remedied, can be costly and time-consuming.
In addition, if the administrator of the 2021 Plan does determine to reprice stock options or stock appreciation rights, even absent negative reactions from proxy advisory firms and institutional investors, management attention may be diverted and we could incur significant costs, including accounting and administrative costs and attorneys’ fees. We may also be required to recognize incremental compensation expense as a result of such repricing. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
If the estimates we make, or the assumptions on which we rely, in preparing our consolidated and combined financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.
Our consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated and combined financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
Further, from time to time we issue financial guidance relating to our expectations for our cash, cash equivalents, and marketable securities available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2021:
Massachusetts

Our corporate headquarters is located at 60 Binney Street, Cambridge, Massachusetts where we occupy approximately 253,108 rentable square feet of office and laboratory space under a lease that was assigned to us by bluebird bio in October 2021 and will continue until March 31, 2034, unless terminated sooner. We have the option to extend the 60 Binney Street lease for two successive five-year terms.
Washington
We lease office and laboratory space in Seattle, Washington, totaling approximately 58,314 square feet. The lease was assigned to us by bluebird bio in October 2021 and will continue through April 2028. We have the option to extend the lease for one five-year term.
We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “TSVT” on The Nasdaq Global Market and has been publicly traded since November 5, 2021. Prior to this time, there was no public market for our common stock.
Performance Graph
Set forth below is a graph comparing the total returns of our company, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. The graph assumes $100 is invested on November 5, 2021 in our common stock and each of the indices. Past performance is not indicative of future results.
Holders of Our Common Stock
As of March 18, 2022, there were approximately 30 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in April 2021 and are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of idecabtagene vicleucel (ide-cel, marketed as ABECMA®). Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We are advancing multiple preclinical and clinical programs in oncology and, together with our partner, delivering ide-cel to multiple myeloma patients in the United States following approval by the FDA of ide-cel in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody.
We have never been profitable and have incurred net losses since inception. Our net losses for the years ended December 31, 2021, 2020 and 2019 were $292.2 million, $120.1 million and $320.6 million, respectively. We expect to continue to incur expenses and operating losses for at least the next several years as we:
•advance our next-generation programs in B-NHL, AML, and multiple myeloma through the clinic;
•manufacture clinical study drug product and materials and establish the infrastructure necessary to support and develop manufacturing capabilities;
•seek regulatory approval for our product candidates and advance our preclinical programs into clinical development;
•increase research and development-related activities for the discovery and development of product candidates and technologies in oncology; and
•incur costs related to our separation from bluebird bio into an independent publicly traded company.
We plan to build a facility at our existing headquarters in Cambridge, Massachusetts to manufacture drug product for our future Phase 1 clinical trials, but currently, all of our manufacturing activities are contracted out to third parties, including Resilience. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin commercialization following marketing approval, if obtained, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution at such time. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $362.2 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K, although we intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties.
In March 2022, we entered into stock purchase agreements with certain investors, pursuant to which we agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of our common stock at a purchase price per share of $12.20. This resulted in aggregate gross proceeds to us of approximately $170 million, before deducting placement agent fees and other offering expenses payable by us.
Separation from bluebird bio, Inc.
2seventy bio is a Delaware corporation. We did not operate as a separate, stand-alone entity prior to our separation from bluebird bio on November 4, 2021. Our historical financial statements for periods prior to the separation have been prepared on a carve-out basis and are derived from bluebird bio’s consolidated financial statements and accounting records. Our financial statements are presented in conformity with generally accepted accounting principles in the United States, or GAAP. See Note 2, Summary of significant accounting policies and basis of presentation, in the notes to the audited consolidated and combined financial statements for additional information on the preparation and basis of presentation of the financial statements. Our financial position, results of operations and cash flows historically operated as part of bluebird bio’s financial position, results of operations and cash flows prior to and until the distribution of our common stock to bluebird bio’s stockholders. The historical consolidated and combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented.
On November 4, 2021, bluebird bio completed the separation and spin-off of its oncology portfolio and programs into 2seventy bio, retaining its severe genetic disease portfolio and programs. In connection with the separation, certain assets and liabilities, including certain accounts receivables and accounts payables, included on the consolidated and combined balance sheets prior to the separation have been retained by bluebird bio post-separation and, therefore, were adjusted through net parent investment in our consolidated and combined financial statements. In addition, in connection with the separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 13, Stock-based compensation. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital.

Financial Operations Overview
Revenue
Our revenues have been derived from collaboration arrangements and out-licensing arrangements, primarily related to our collaboration arrangement with BMS as part of which we are jointly commercializing ABECMA in the United States. To date, we have not recognized any revenue from the sale of products.
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
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, or ASC 808, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers, or Topic 606 or ASC 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated and combined statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below.

Nature of Payment	Statement of Operations Presentation
Our share of net profits in connection with commercialization of products	Collaborative arrangement revenue
Our share of net losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement of our research and development expenses	Collaborative arrangement revenue
Net reimbursement of the collaborator's research and development expenses	Research and development expense
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
Effective January 1, 2020, we adopted Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, on a retrospective basis. As a result, prior periods are presented in accordance with the new standard. As we recognize revenue under our collaborative arrangements both within and outside the scope of Topic 606, we present revenue on our consolidated and combined statements of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes only revenue from collaborative partners recognized outside the scope of Topic 606.
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
•reimbursable costs to our partners for collaborative activities, including to BMS for ABECMA and bb21217;
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
•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma. We are winding down the study in 2022.
•CRC-403 study – an open-label, multi-site Phase 1/2 dose-escalation study to examine the safety and efficacy of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL).
•PLAT-08 study – an open-label Phase 1 study to examine the safety and efficacy of DARIC33 in pediatric and young adult relapsed or refractory acute myeloid leukemia (AML).
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
We expect our ongoing research and development expenses to be driven mainly by our advancement of DARIC33 and bbT369 clinical programs through phase 1 studies, funding our share of the costs of development of ABECMA, including clinical expansion to earlier lines of therapy, through our collaboration with BMS and manufacture clinical study materials in support of our clinical studies.
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

	Year ended December 31,
	2021	2020	2019
ide-cel	$67,311	$105,240	$121,182
bb21217	7,081	23,511	19,827
Preclinical programs	53,067	52,778	48,505
Total direct research and development expense	127,459	181,529	189,514
Employee- and contractor-related expenses	35,986	22,008	21,128
Stock-based compensation expense	31,299	30,935	33,853
Laboratory and related expenses	9,982	2,292	2,721
License and other collaboration expenses	4,359	12,089	4,333
Facility expenses	51,060	46,402	44,661
Other expenses	1,792	1,212	1,435
Total other research and development expenses	134,478	114,938	108,131
Total research and development expense	$261,937	$296,467	$297,645
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial, information technology, and human resource functions. Other selling, general and administrative expenses include facility-related costs, insurance, IT costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.

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
As of December 31, 2021, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $1.9 million as of December 31, 2021, which are classified within other non-current liabilities on our consolidated and combined balance sheet.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated and combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. Estimates and judgments are used in the following areas, among others: allocations of revenue, expenses, assets and liabilities from bluebird bio's historical consolidated financial statements to us for periods prior to the separation, future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of our ability to fund operations for at least the next twelve months from the date of issuance of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
While our significant accounting policies are described in more detail in the notes to our audited consolidated and combined financial statements, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
Revenue Recognition
Under Topic 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.
We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the license terms, the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.
The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices, or SSP. on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. The amount of variable consideration included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty related to the variable consideration is resolved. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.
If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.
For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements.
We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
We recognize revenue within the following financial statement captions:
Service Revenue
To date, our service revenue has primarily been generated from the elements of the collaboration arrangement with BMS that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further in Collaborative arrangement revenue below, we analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For the elements of the arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, we record the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive income (loss). Refer to Collaborative Arrangement Revenue below for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606.
Collaborative Arrangement Revenue
To date, collaborative arrangement revenue has been primarily generated from the collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc., or Regeneron, as further described in Note 10, Collaborative arrangements, in the notes to our audited consolidated and combined financial statements. Refer to —Financial Operations Overview—Revenue above.
The recognition of service revenue and collaborative arrangement revenue (expense) require management judgment due to the fact that the terms of our collaboration arrangements are complicated and the nature of the collaborative activities change over time. This process includes the identification of costs that we incur that relate to each particular collaboration arrangement, evaluating the nature of these costs (for example, whether the costs relate to a particular geography or territory or whether the costs relate to clinical or commercial activities), and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner, which in certain circumstances requires significant judgment.

Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.
We recognize expenses related to clinical studies based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.
Other examples of estimated accrued research and development expenses include fees paid to:
•collaboration partners for research performed in connection with ongoing collaboration arrangements;
•investigative sites in connection with clinical studies;
•vendors in connection with preclinical development activities; and
•vendors related to the development, manufacturing, and distribution of clinical trial materials.
Stock-based compensation
Our share-based compensation expense relates to stock options, restricted stock units, restricted stock awards, and shares issued under our employee stock purchase plan. Grants are awarded to employees and non-employees, including our board of directors.
We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated and combined statements of operations and comprehensive loss based on their fair values.
Our stock-based awards are subject to either service, performance-based, or market-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
We estimate the fair value of our option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. For awards granted subsequent to the separation from bluebird bio, we have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options that were converted in accordance with the Employee Matters Agreement, as discussed above and as further described in Note 13, Stock-based compensation, to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K, we have estimated the expected term to be the remaining contractual term of the awards as of the date of the separation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid, and do not expect to pay, dividends in the foreseeable future.
For performance-based restricted stock units that vest based on a total shareholder return metric, the vesting condition is considered a market condition as it vests based on the movement in share price of a company. The impact of the market condition is reflected in the award’s fair value on the grant date, and the expense is recognized irrespective of whether the market condition is achieved as long as the required service is provided.
We account for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.
Recently Issued Accounting Pronouncements
See Note 2, Summary of significant accounting policies and basis of presentation, in the notes to the audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
Results of Operations
Historically, for periods prior to the separation from bluebird bio, our operations were managed in the normal course of business as part of bluebird bio. Accordingly, for periods prior to the separation from bluebird bio certain shared costs have been allocated to us and reflected as expenses in the stand-alone consolidated and combined financial statements, as described in greater detail in the notes to the consolidated and combined financial statements. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical bluebird bio expenses attributable to us for purposes of the stand-alone financial statements. The expenses reflected in the consolidated and combined financial statements may not be indicative of expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated and combined financial statements.

Comparison of the Years Ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020	Change
Revenue:
Service revenue	$21,381	$111,452	$(90,071)
Collaborative arrangement revenue	26,921	115,594	(88,673)
Royalty and other revenue	6,220	21,076	(14,856)
Total revenues	54,522	248,122	(193,600)
Operating expenses:
Research and development	261,937	296,467	(34,530)
Selling, general and administrative	93,506	90,897	2,609
Share of collaboration loss	10,071	—	10,071
Cost of royalty and other revenue	2,517	5,396	(2,879)
Change in fair value of contingent consideration	439	(6,468)	6,907
Total operating expenses	368,470	386,292	(17,822)
Loss from operations	(313,948)	(138,170)	(175,778)
Interest income, net	88	—	88
Other income, net	21,647	18,056	3,591
(Loss) income before income taxes	(292,213)	(120,114)	(172,099)
Income tax (expense) benefit	—	—	—
Net (loss) income	$(292,213)	$(120,114)	$(172,099)

Revenue. Total revenue was $54.5 million for the year ended December 31, 2021, compared to $248.1 million for the year ended December 31, 2020. In 2021, revenue amounts consisted of our share of commercial profits from ABECMA sales, ide-cel related service revenue and collaboration revenue with our collaboration partners whereas in 2020, revenue amounts primarily consisted of a cumulative catch-up adjustment to revenue in connection with the May 2020 BMS contract modification.
Research and Development Expenses. Research and development expenses were $261.9 million for the year ended December 31, 2021, compared to $296.5 million for the year ended December 31, 2020. The overall decrease of $34.5 million was primarily attributable to the following:
•$49.6 million of decreased manufacturing-related expenditures. This decrease was primarily driven by the approval of ABECMA in 2021, resulting in recognition of adherent lentiviral vector expense as part of our share of commercial profit instead of within research and development expenses, and an overall decrease in drug product manufacturing for the CRB-402 study as the study is winding down;
•$4.0 million of decreased clinical trial costs, partially driven by the wind down of the CRB-402 study; and
•$3.6 million of decreased license and milestone fees.
These decreased costs were partially offset by:
•$17.3 million of increased costs related to employee compensation, benefit, and other headcount related expenses;
•$4.7 million of increased IT and other facility-related costs; and
•$3.1 million of increased collaboration research funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $93.5 million for the year ended December 31, 2021, compared to $90.9 million for the year ended December 31, 2020. The increase of $2.6 million was primarily due to the following:
•$2.1 million of increased IT and other facility-related costs; and
•$1.1 million of increased costs associated with ABECMA commercial activities, a portion of which is being reimbursed to the Company under our collaboration agreement with BMS.
Share of Collaboration Loss. Share of collaboration loss represents our share of net loss in the second quarter of 2021 arising from the commercialization of ABECMA under the BMS collaboration. In the third and fourth quarter of 2021, we recorded an aggregate of $19.4 million of collaboration revenue from the commercialization of ABECMA, which is included as a component of collaborative arrangement revenue. Refer to - Financial Operations Overview - Revenue above and Note 10, Collaborative arrangements, to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our revenue recognition and presentation policies with respect to ABECMA commercial activities. Our full-year collaboration profit for ABECMA commercial activities was $9.4 million.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $2.5 million for the year ended December 31, 2021, compared to $5.4 million for the year ended December 31, 2020. The decrease aligns with the decrease in royalty and other revenue in the same periods.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. The $3.6 million increase in other income, net was primarily due to a refund of license fees.

Comparison of the Years Ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change

	(in thousands)
Revenue:
Service revenue	$111,452	$30,351	$81,101
Collaborative arrangement revenue	115,594	5,740	109,854
Royalty and other revenue	21,076	8,205	12,871
Total revenues	248,122	44,296	203,826
Operating expenses:
Research and development	296,467	297,645	(1,178)
Selling, general and administrative	90,897	81,646	9,251
Cost of royalty and other revenue	5,396	2,978	2,418
Change in fair value of contingent consideration	(6,468)	2,747	(9,215)
Total operating expenses	386,292	385,016	1,276
Loss from operations	(138,170)	(340,720)	202,550
Other income, net	18,056	20,126	(2,070)
Loss before income taxes	(120,114)	(320,594)	200,480
Income tax (expense) benefit	—	—	—
Net loss	$(120,114)	$(320,594)	$200,480

Revenue. Total revenue was $248.1 million for the year ended December 31, 2020, compared to $44.3 million for the year ended December 31, 2019. The increase of $203.8 million was primarily attributable to a cumulative catch-up adjustment to revenue in connection with the May 2020 BMS contract modification, as well as an increase in royalty and other revenue primarily attributable to revenue recognized under an out-license agreement.
Research and Development Expenses. Research and development expenses were $296.5 million for the year ended December 31, 2020, compared to $297.6 million for the year ended December 31, 2019. The decrease of $1.2 million was primarily attributable to $26.5 million of decreased material production and other platform costs, primarily due to BMS assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector under the May 2020 contract modification.
These decreased costs were partially offset by the following increases:
•$14.0 million of increased collaboration research funding costs, primarily due to an increase in collaboration costs incurred by BMS, of which we pay a portion, as a result of BMS assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector under the May 2020 contract modification;
•$7.3 million of increased license and milestone fees;
•$3.2 million of increased consulting fees; and
•$1.5 million of increased research and development related IT and facility-related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $90.9 million for the year ended December 31, 2020, compared to $81.6 million for the year ended December 31, 2019. The increase of $9.3 million was primarily due to the following:
•$7.5 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $1.9 million in stock-based compensation expense;
•$2.6 million of increased IT and facility-related costs; and
•$1.8 million of increased costs related to commercial activities.
These increased costs were partially offset by a $2.4 million decrease in consulting costs.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $5.4 million for the year ended December 31, 2020, compared to $3.0 million for the year ended December 31, 2019. The increase is attributable to increased royalty revenue in the same periods.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. The decrease in other income, net was primarily related to a decrease of $2.3 million in other income resulting from the allocation of facility-related and depreciation expense to bluebird bio for its proportional use of assets that will be attributed to us.
Note on the COVID-19 Pandemic
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has continued to evolve, and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities.
Liquidity and Capital Resources
Historically, for periods prior to the separation from bluebird bio, the primary source of liquidity for our business was cash flow allocated to us from bluebird bio. Prior to separation, transfers of cash to and from bluebird bio have been reflected in net parent investment in the historical consolidated and combined balance sheets, statements of cash flows and statements of equity (deficit). Accordingly, for periods prior to the separation we have not reported cash or cash equivalents. bluebird bio continued to fund our cash needs through the date of the separation. Upon separation, bluebird bio funded us with approximately $441.5 million of cash, cash equivalents, and marketable securities, of which $140.8 million was cash and cash equivalents, $267.7 million was marketable securities and $33.0 million was restricted cash.
As of December 31, 2021, we had cash, cash equivalents, and marketable securities of approximately $362.2 million. In March 2022, we entered into stock purchase agreements with certain investors, pursuant to which we agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of our common stock at a purchase price per share of $12.20. This resulted in aggregate gross proceeds to us of approximately $170 million, before deducting placement agent fees and other offering expenses payable by us. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations. We previously concluded that there was substantial doubt about our ability to continue as a going concern in prior periods due to our need to obtain additional funding, which we received from bluebird bio upon separation.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the year ended December 31, 2021, we incurred a loss of $292.2 million and used $207.0 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.

Cash Flows
The following table summarizes our cash flow activity:

	Year ended
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(207,034)	$(67,793)	$(207,957)
Net cash provided by (used in) investing activities	15,411	(22,261)	(59,765)
Net cash provided by financing activities	354,889	90,054	267,722
Increase (decrease) in cash, cash equivalents and restricted cash	$163,266	$—	$—

Cash Flows from Operating Activities
Net cash used in operating activities was $207.0 million for the year ended December 31, 2021 and primarily consisted of a net loss of $292.2 million adjusted for non-cash items, including stock-based compensation of $54.6 million, depreciation and amortization of $16.4 million, and the change in fair value of the contingent consideration of $0.4 million, as well as the change in our net working capital.
Net cash used in operating activities was $67.8 million for the year ended December 31, 2020 and primarily consisted of a net loss of $120.1 million adjusted for non-cash items, including stock-based compensation of $61.0 million, depreciation and amortization of $13.2 million, and the change in fair value of the contingent consideration of $6.5 million, as well as the change in our net working capital.
Net cash used in operating activities was $208.0 million for the year ended December 31, 2019 and primarily consisted of a net loss of $320.6 million adjusted for non-cash items, including stock-based compensation of $62.0 million, depreciation and amortization of $12.6 million, and the change in fair value of the contingent consideration of $2.7 million, as well as the change in our net working capital.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2021 was driven by $35.0 million of proceeds from maturities of marketable securities, which was offset by purchases of property, plant and equipment of $11.6 million and purchases of intangible assets of $8.0 million.

Net cash used in investing activities for the year ended December 31, 2020 was $22.3 million and relates to purchases of property, plant and equipment.
Net cash used in investing activities for the year ended December 31, 2019 was $59.8 million and relates to purchases of property, plant and equipment.
Cash Flows from Financing Activities
Prior to the separation, bluebird bio managed our cash and financing arrangements. Accordingly, all excess cash generated through earnings was deemed remitted to bluebird bio and all sources of cash were deemed funded by bluebird bio.
Net cash provided by financing activities for the year ended December 31, 2021 was $354.9 million. The amount includes net cash transferred to us from bluebird bio based on changes in our cash used for operating and investing activities prior to the separation and the cash distributed to us upon separation.
Net cash provided by financing activities for the year ended December 31, 2020 was $90.1 million and was due to cash transferred to us from bluebird bio based on changes in our cash used for operating and investing activities.
Net cash provided by financing activities for the year ended December 31, 2019 was $267.7 million and was primarily due to cash transferred to us from bluebird bio based on changes in our cash used for operating and investing activities.
Funding Requirements
Following the separation, we intend to incur costs in support of the following activities:
•development of DARIC33 and bbT369, including conduct of PLAT-08, the Phase 1 study of DARIC33 in pediatric and young adult relapsed or refractory AML and CRC-403, the Phase 1/2 Study of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL);
•advancement of the KarMMA trials for ABECMA in additional indications, pursuant to our cost sharing arrangements with BMS;
•development of our pipeline of early research programs;
•the planned build-out of our drug product manufacturing capabilities at our Cambridge, Massachusetts headquarters, which will enable rapid translational research in our clinical trials and the manufacture of drug product for preclinical and Phase 1 clinical development activities; and
•additional research discovery efforts, other capital expenditures, working capital requirements, and other general corporate activities.
We also expect to incur additional costs associated with operating as a public company.
In March 2022, we entered into stock purchase agreements with certain investors, pursuant to which we agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of our common stock at a purchase price per share of $12.20. This resulted in aggregate gross proceeds to us of approximately $170 million, before deducting placement agent fees and other offering expenses payable by us.
Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities following the separation will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, this could result in dilution and could adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.
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
Contractual Obligations and Commitments
Lease Commitments
60 Binney Street Lease
In September 2015, bluebird bio entered into a lease agreement, which was assigned to us in connection with the separation, for office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts. Under the terms of the lease, starting on October 1, 2016, we leased approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. bluebird bio historically maintained a $13.8 million collateralized letter of credit which, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, could decrease to $9.2 million over time. The lease would continue until March 31, 2027. Pursuant to a work letter entered into in connection with the lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building.
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to us. In November 2021, we executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes.
Seattle, Washington Leases
In July 2018, bluebird bio entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. This lease was assigned to us in connection with the separation. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. We moved into the facility in June 2019. The lease allowed for a tenant improvement allowance of up to $215.00 per square foot, or approximately $8.0 million. We utilized the $8.0 million tenant improvement allowance and it has been fully reimbursed by the landlord.
In September 2019, bluebird bio entered into a second amendment to the lease, or the Second Amendment. The Second Amendment added approximately 22,188 square feet to the existing space and extended the lease term of the entire premises by 16 months, or until April 2028. Fixed monthly rent for the expanded space will be incurred at a rate of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The Second Amendment includes a five-year option to extend the term. In September 2020, bluebird bio entered into a sublease agreement for the 22,188 square feet added under the Second Amendment at a fixed monthly rent of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The sublease term will continue through April 2028.
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for office and laboratory space in Seattle, Washington and the related sublease that was executed in September 2020 for a portion of the space. The agreement reassigns bluebird bio’s interest in the lease and the sublease to us. As part of the assignment, the sublease agreement associated with the expanded space was also assigned to us. In November 2021, we executed a $5.0 million letter of credit related to this lease.
Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, bluebird bio agreed to make contingent cash payments to the former equityholders of Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, was attributed to us in connection with the separation. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as a component of other non-current liabilities on our consolidated and combined balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. As of December 31, 2021, the aggregate remaining undiscounted amount of contingent consideration potentially payable is $99.9 million. As of December 31, 2021, and 2020, $1.9 million and $1.5 million, respectively, is reflected as a non-current liability in the consolidated and combined balance sheets, which represents the fair value of our contingent consideration obligations as of that date.
Contingent Milestone and Royalty Payments
We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We do not recognize these commitments in our financial statements until they become payable or have been paid.
Based on our development plans as of December 31, 2021, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
•Under a license agreement with Biogen Inc., which was attributed to us in the separation, pursuant to which we license certain patents and patent applications related to ide-cel, we are required to make payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $23.0 million in the aggregate for each licensed product upon the achievement of remaining milestones. During the year ended December 31, 2021, we paid fees of $18.0 million to Biogen upon the achievement of milestones for products covered by in-licensed intellectual property. These milestone payments were subject to the cost-sharing provisions of the BMS collaboration arrangement. Upon commercialization of ABECMA, which is covered by the in-licensed intellectual property, we are obligated to pay a percentage of net sales as a royalty in the low single digits.
•Under a license agreement with the National Institutes of Health, or NIH, which was attributed to us in the separation, pursuant to which we license certain patent applications related to ide-cel, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of ABECMA, which is covered by the in-licensed intellectual property, we are obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. During the year ended December 31, 2021, we paid fees of $6.5 million to NIH upon milestones reached for products covered by in-licensed intellectual property. These milestone payments were subject to the cost-sharing provisions of the BMS collaboration arrangement.
•Under a license and collaboration agreement with Gritstone Oncology Inc., or Gritstone, which was attributed to us in the separation, we may utilize Gritstone’s proprietary technology platform to identify and validate tumor-specific targets, among other activities under our research plan. We may be obligated to pay up to $129.0 million in the aggregate per therapy product and $27.5 million in the aggregate per target product for development, regulatory, and commercial milestones as well as low single-digit tiered royalty payments based on annual net sales.
•Under a license and collaboration agreement with Inhibrx, Inc., or Inhibrx, which was attributed to us in the separation, we will research, develop and commercialize chimeric antigen receptor (CAR) T cell therapies using Inhibrx’s proprietary single domain antibody (sdAb) platform to multiple cancer targets. We may be obligated to pay up to $51.5 million in the aggregate per target for development, regulatory, and commercial milestones as well as mid-single-digit tiered royalty payments based on annual net sales.
•In connection with the separation, bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, including with respect to patents licensed to bluebird bio by Pasteur Institute, Research Development Foundation, or RDF, and SIRION Biotech GmbH, or SIRION, sublicense) to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. For already commercialized products and upon commercialization of our future products covered by the in-licensed intellectual property, we are and will be obligated to pay a percentage of net sales as a royalty in the low single digits. During the year ended December 31, 2021, we paid fees of $1.0 million to RDF upon milestones reached for products covered by in-licensed intellectual property. These milestone payments were subject to the cost-sharing provisions of the BMS collaboration arrangement.
Other Funding Commitments
Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio also entered into a commercial supply agreement and a development manufacturing supply agreement with Resilience. Certain rights and obligations under the asset purchase agreement and certain of the ancillary agreements, including two manufacturing agreements, among others, were assigned by bluebird bio to us on November 4, 2021 upon our separation from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit us to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. As of December 31, 2021, the Company has accrued $2.6 million related to the net operating losses of the manufacturing facility. In exchange, under the terms of the development manufacturing supply agreement, we will receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. We have therefore committed to a minimum purchase equal to at least our 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction.
Additionally, we are party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
We have various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2022	$15,750
Total purchase commitments	$15,750
In January 2022, we entered into an agreement with a contract manufacturer which includes non-cancelable contractual obligations of $7.2 million for the year ended December 31, 2022.
Separation From bluebird bio and Costs to Operate as an Independent Company
For historical periods prior to the separation from bluebird bio, the combined financial statements reflect our operating results and financial position as it was operated by bluebird bio, rather than as an independent company. We will incur additional ongoing operating expenses to operate as an independent company. These costs will include the cost of various corporate headquarters functions, incremental information technology-related costs and incremental costs to operate stand-alone accounting, legal and other administrative functions. We will also incur non-recurring expenses and non-recurring capital expenditures.
As an independent company, our information technology operating costs may be higher than the costs allocated in the historical consolidated and combined financial statements for periods prior to the separation. In addition, we will incur non-recurring expenses and capital expenditures to establish independent information technology systems.
We are currently building our accounting and other administrative infrastructure. We have entered into a transition services agreement with bluebird bio which provides us with certain services and resources related to corporate functions for an initial term of two years. This transition services agreement allows us to operate our business independently prior to establishing stand-alone infrastructure. During the transition from bluebird bio, we will incur non-recurring expenses to expand our infrastructure.
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
Transactions with Related and Certain Other Parties
On November 3, 2021, in connection with the separation and distribution, we entered into certain agreements with bluebird bio relating and giving effect to the separation, including a separation agreement, two transition services agreements, a tax matters agreement, an intellectual property license agreement and an employee matters agreement. The terms of these agreements, including information on the business purpose of such agreements, transaction prices, related ongoing contractual commitments and any related special risks or contingencies are discussed in greater detail in Item 13. “Certain Relationships and Related Transactions, and Director Independence,” included elsewhere in this Annual Report on Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $362.2 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.7 million.
Foreign currency fluctuation risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.
The financial statements and the report of our independent registered public accounting firm required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management's Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as allowed by the SEC during the transition period for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, some of our employees continue to work remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information
2022 Annual Meeting
As of the date of this Annual Report on Form 10-K, we intend to hold our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) on or about June 8, 2022 at 8:30 a.m. local time, virtually. We are providing the following disclosure in accordance with our Amended and Restated Bylaws (the “Bylaws”) and Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Bylaws Advance Notice Deadline for Submission of Stockholder Proposals and Director Nominations
Pursuant to our Bylaws, since the 2022 Annual Meeting is the first Annual Meeting, for notice of stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations to be timely, they must be so received not later than the later of (A) the close of business on the 90th day before the 2022 Annual Meeting; or (B) the close of business on the 10th day following the day on which public announcement of the date of the 2022 Annual Meeting is first made by us. As this is our first public disclosure of the date of the 2022 Annual Meeting, to be considered timely, stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations, in each case intended to be brought before the 2022 Annual Meeting, must be received no later than the close of business on April 5, 2022. Any such stockholder proposals and director nominations must be directed to our Secretary at our corporate offices at 2seventy bio, Inc., 60 Binney Street, Cambridge, Massachusetts 02142. Such stockholder proposals and director nominations must also comply with the advance notice provisions contained in Sections 2 of our Bylaws.
Rule 14a-8 Deadline for the Submission of Stockholder Proposals
As we did not hold an annual meeting in 2021, pursuant to Rule 14a-8(e)(2) under the Exchange Act, the deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2022 Annual Meeting would be a reasonable time before the company begins to print and send its proxy materials. We have determined that April 5, 2022 is a reasonable time before we expect to begin to print and distribute its proxy materials for the 2022 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that day. Such proposals must be directed to our Secretary at our corporate offices at 2seventy bio, Inc., 60 Binney Street, Cambridge, Massachusetts 02142. Such proposals must also comply with Rule 14a-8 of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.2seventybio.com/corporate-governance/governance-overview.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Global Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
(a)The following documents are included on pages F-1 through F-48 attached hereto and are filed as part of this Annual Report on Form 10-K:
(1)The following Report and Consolidated and Combined Financial Statements of the Company are included in this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated and Combined Balance Sheets
•Consolidated Combined Statements of Operations and Comprehensive Loss
•Consolidated and Combined Statements of Stockholders’ Equity
•Consolidated and Combined Statements of Cash Flows
•Notes to Consolidated and Combined Financial Statements
(2)Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3)Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.
_______________

Item 16. Form 10–K Summary
The Company has elected not to include summary information.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 2seventy bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of 2seventy bio, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
Boston, Massachusetts
March 22, 2022

2seventy bio, Inc.
Consolidated and Combined Balance Sheets
(in thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$130,414	$—
Marketable securities	134,643	—
Prepaid expenses	9,512	14,413
Receivables and other current assets	16,995	10,691
Total current assets	291,564	25,104
Property, plant and equipment, net	34,913	144,025
Marketable securities	97,124	—
Intangible assets, net	9,892	5,644
Goodwill	12,056	13,128
Operating lease right-of-use assets	275,534	116,456
Restricted cash and other non-current assets	38,592	8,263
Total assets	$759,675	$312,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,024	$7,152
Accrued expenses and other current liabilities	55,410	43,347
Operating lease liability, current portion	9,769	15,313
Deferred revenue, current portion	5,000	820
Collaboration research advancement, current portion	22,185	9,236
Total current liabilities	98,388	75,868
Deferred revenue, net of current portion	25,762	25,762
Collaboration research advancement, net of current portion	1,135	21,581
Operating lease liability, net of current portion	272,446	112,290
Other non-current liabilities	2,122	2,490
Total liabilities	399,853	237,991
Commitments and contingencies (Note 8)
Stockholders’ equity:
Net parent investment	—	74,629
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 23,585 shares issued and outstanding at December 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	2	—
Additional paid-in capital	400,026	—
Accumulated other comprehensive loss	(712)	—
Accumulated deficit	(39,494)	—
Total stockholders’ equity	359,822	74,629
Total liabilities and stockholders’ equity	$759,675	$312,620
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Operations and Comprehensive Loss
(in thousands)

	Year ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$21,381	$111,452	$30,351
Collaborative arrangement revenue	26,921	115,594	5,740
Royalty and other revenue	6,220	21,076	8,205
Total revenues	54,522	248,122	44,296
Operating expenses:
Research and development	261,937	296,467	297,645
Selling, general and administrative	93,506	90,897	81,646
Share of collaboration loss	10,071	—	—
Cost of royalty and other revenue	2,517	5,396	2,978
Change in fair value of contingent consideration	439	(6,468)	2,747
Total operating expenses	368,470	386,292	385,016
Loss from operations	(313,948)	(138,170)	(340,720)
Interest income, net	88	—	—
Other income, net	21,647	18,056	20,126
Loss before income taxes	(292,213)	(120,114)	(320,594)
Income tax (expense) benefit	—	—	—
Net loss	$(292,213)	$(120,114)	$(320,594)
Net loss per share - basic and diluted	$(12.44)	$(5.14)	$(13.72)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	23,499	23,369	23,369
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million, $0.0 million, and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively	$(712)	$—	$—
Total other comprehensive loss	$(712)	$—	$—
Comprehensive loss	$(292,925)	$(120,114)	$(320,594)
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Stockholders’ Equity
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2018	—	$—	$27,951	$—	$—	$—	$27,951
Adjustment to beginning net parent investment from adoption of ASU 2016-02	—	—	6,564	—	—	—	6,564
Stock-based compensation	—	—	62,049	—	—	—	62,049
Transfers from bluebird bio	—	—	267,722	—	—	—	267,722
Net loss	—	—	(320,594)	—	—	—	(320,594)
Balances at December 31, 2019	—	$—	$43,692	$—	$—	$—	$43,692
Stock-based compensation	—	—	60,997	—	—	—	60,997
Transfers from bluebird bio	—	—	90,054	—	—	—	90,054
Net loss	—	—	(120,114)	—	—	—	(120,114)
Balances at December 31, 2020	—	$—	$74,629	$—	$—	$—	$74,629
Stock-based compensation - bluebird allocation	—	—	44,626	—	—	—	44,626
Transfers from bluebird bio	—	—	517,936	—	(230)	—	517,706
Consummation of spin-off transaction, which includes issuance of pre-funded warrants to purchase 757,575 shares of common stock (refer to Note 9, Stockholders’ equity)	23,369	2	(384,472)	384,470	—	—	—
Vesting of restricted stock units	7	—	—	—	—	—	—
Stock-based compensation	—	—	—	9,012	—	—	9,012
Issuance of unrestricted stock awards to settle accrued employee compensation	209	—	—	6,544	—	—	6,544
Other comprehensive loss	—	—	—	—	(482)	—	(482)
Net loss	—	—	(252,719)	—	—	(39,494)	(292,213)
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(292,213)	$(120,114)	$(320,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	439	(6,468)	2,747
Depreciation and amortization	16,350	13,188	12,587
Stock-based compensation expense	54,629	60,997	62,049
Other non-cash items	430	73	110
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,578	1,526	6,700
Operating lease right-of-use assets	15,541	13,764	12,214
Accounts payable	(6)	(13,240)	14,611
Accrued expenses and other liabilities	15,733	(7,479)	26,341
Operating lease liabilities	(16,199)	(10,960)	(2,309)
Deferred revenue	4,180	8,317	(16,674)
Collaboration research advancement	(7,496)	(7,397)	(5,739)
Net cash used in operating activities	(207,034)	(67,793)	(207,957)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,575)	(22,261)	(59,765)
Proceeds from maturities of marketable securities	34,986	—	—
Purchase of intangible assets	(8,000)	—	—
Net cash provided by (used in) investing activities	15,411	(22,261)	(59,765)
Cash flows from financing activities:
Transfers from bluebird bio	354,889	90,054	267,722
Net cash provided by financing activities	354,889	90,054	267,722
Increase (decrease) in cash, cash equivalents and restricted cash	163,266	—	—
Cash, cash equivalents and restricted cash at beginning of year	—	—	—
Cash, cash equivalents and restricted cash at end of year	$163,266	$—	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$130,414	$—	$—
Restricted cash included in restricted cash and other non-current assets	32,852	—	—
Total cash, cash equivalents and restricted cash	$163,266	$—	$—
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$3,703	$2,039	$3,064
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,989	$9,745
Non-cash return of bRT-related assets to bluebird bio	$110,300	$—	$—
Increase of right-of-use asset and associated lease liability due to lease reassessment	$174,618	$—	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	$6,544	$—	$—
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Notes to Consolidated and Combined Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
1.Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company is advancing multiple preclinical and clinical programs in oncology and, together with Bristol Myers Squibb (“BMS”), delivering the first FDA-approved CAR T therapy in multiple myeloma, ABECMA (idecabtagene vicleucel, or ide-cel), to patients in the United States. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company which was incorporated in Massachusetts on December 13, 2021 and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
The separation
In January 2021, bluebird bio, Inc. ("bluebird bio") announced its plans to separate its oncology portfolio and programs from its severe genetic disease (“SGD”) portfolio and programs through a pro rata distribution of 2seventy bio's common stock to stockholders of bluebird bio. As a part of the separation, bluebird bio transferred the assets, liabilities and operations of its oncology portfolio and programs to 2seventy bio, pursuant to the terms of the separation agreement entered into between 2seventy bio and bluebird bio on November 3, 2021. On November 4, 2021, the distribution date, each bluebird bio stockholder received a pro rata share of 2seventy bio's common stock for every share of bluebird bio common stock held of record at the close of business on the record date for the distribution. Registered stockholders received cash in lieu of any fractional shares of 2seventy bio's common stock that they would have received as a result of the application of the distribution ratio. Following the distribution, 2seventy bio began to operate as a separate, independent, publicly traded company.
Going concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the year ended December 31, 2021, the Company incurred a net loss of $292.2 million and used $207.0 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding.
As of December 31, 2021, the Company had cash, cash equivalents, and marketable securities of $362.2 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company intends to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

2.Summary of significant accounting policies and basis of presentation
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. The Company’s consolidated balance sheet as of December 31, 2021 consists of the consolidated balances of the Company as prepared on a stand-alone basis. The Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021 have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records, for the period prior to the separation on November 4, 2021 and on a stand-alone basis for the period following the separation through December 31, 2021. The Company’s combined balance sheet as of December 31, 2020 and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019 have been prepared on a carve-out basis, derived from bluebird bio's consolidated financial statements and accounting records.
The accompanying consolidated and combined financial statements reflect the historical results of the operations, financial position and cash flows of the Company and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
The historical results of operations, financial position and cash flows of 2seventy bio presented in these consolidated and combined financial statements may not be indicative of what they would have been had 2seventy bio been an independent stand-alone entity for each of the years presented, nor are they necessarily indicative of 2seventy bio's future results of operations, financial position and cash flows.
Prior to the separation, the Company was dependent upon bluebird bio for all of its working capital and financing requirements, as bluebird bio used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to the Company for the periods prior to the separation; therefore, cash and cash equivalents were not allocated to the Company for periods prior to the separation. Financing transactions related to bluebird bio for periods prior to the separation are accounted for as a component of net parent investment in the consolidated and combined balance sheets and as a financing activity on the accompanying consolidated and combined statements of cash flows. In 2021, net cash transferred to us from bluebird bio of $354.9 million, as indicated in our consolidated and combined statements of cash flows, includes both the net changes in our cash used for operating and investing activities prior to the separation and the cash and cash equivalents distributed to us upon separation.
Prior to the separation, the Company’s combined financial statements included an allocation of expenses related to certain bluebird bio corporate functions, including senior management, legal, human resources, finance and information technology. In addition, prior to the separation the Company's combined financial statements include an allocation of certain research and development costs not directly attributable to individual programs. These expenses were allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. These allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods prior to the separation. See Note 14, Related-party transactions, for a further description of the accounting for the separation from bluebird bio.
Prior to the separation, the combined balance sheets of the Company included assets and liabilities that were allocated principally on a specific identification basis. These allocations may not be indicative of the actual assets and liabilities that would have been recorded had the Company operated as an independent, publicly traded company for the periods prior to the separation. As 2seventy bio's operations were not historically held by a single legal entity or separate legal entities, net parent investment was shown in lieu of stockholder's equity in the combined financial statements for periods prior to the separation. As a result of the separation, the Company’s net parent investment balance was reclassified to additional paid-in capital.
For periods prior to the separation, the taxable income (loss) of bluebird bio entities, including 2seventy bio, Inc. prior to the separation, was included in bluebird bio’s consolidated tax returns. As such, separate income tax returns were not prepared for the entities included within the combined financial statements prior to separation.
In connection with the separation, certain assets and liabilities, including certain accounts receivables and accounts payables, included on the consolidated and combined balance sheets prior to the separation have been retained by bluebird bio post-separation and, therefore, were adjusted through net parent investment in the Company’s consolidated and combined financial statements. In addition, in connection with the separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 13, Stock-based compensation. Upon separation, bluebird bio contributed $384.5 million of net assets to the Company.
Amounts reported are computed based on thousands, except percentages or as otherwise noted. As a result, certain totals may not sum due to rounding.
Principles of consolidation and combination
Periods prior to separation
The accompanying combined financial statements included the attribution of certain assets and liabilities that were historically held by bluebird bio but which were specifically identifiable or attributable to the Company. All intercompany balances and transactions with bluebird bio were deemed to be effectively settled in the combined financial statements at the time the transaction was recorded. Expenses related to corporate allocations from bluebird bio to the Company were considered to be effectively settled for cash in the combined financial statements at the time the transaction was recorded.
Periods after the separation
The accompanying consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and the effective income tax rate may differ from the amounts reported in the historical periods. As of November 4, 2021 and in connection with the separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.
Variable interest entities
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
Estimates and judgments are used in the following areas, among others: allocations of revenue, expenses, assets and liabilities from bluebird bio's historical consolidated financial statements to the Company for periods prior to the separation, future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the stand-alone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.
Segment information
The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative treatments for cancer. Consistent with its operational structure, its chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting. All material long-lived assets of the Company reside in the United States.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents may consist of marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value. There were no cash or cash equivalents specifically attributable to 2seventy bio for the historical periods presented prior to the separation.
Restricted cash
Restricted cash consists primarily of letters of credit totaling $30.0 million that are required to be maintained in connection with the Company’s lease arrangements. The letters of credit are in the name of the Company’s landlords and are required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2021, the Company classified its restricted cash as non-current on the consolidated and combined balance sheet based on the release dates of the restrictions. As of December 31, 2020, the Company did not have any restricted cash. For further information on the Company’s letters of credit, see Note 7, Leases.
Marketable securities
The Company’s marketable securities are maintained by investment managers and consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income, net. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income, net.
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets although these securities are available for use in the Company’s current operations.

There were no marketable securities specifically attributable to 2seventy bio for the historical periods presented prior to the separation.
Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13” or “ASC 326”), using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions are applicable to the Company.
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated and combined statements of operations and comprehensive loss as credit loss expense within other income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within receivables and other current assets on the Company's consolidated and combined balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
Concentrations of credit risk and off-balance sheet risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, available-for-sale securities, and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure. The Company’s accounts receivable balance primarily consists of amounts owed from collaborative arrangement partners and royalties receivable under out-license agreements with various third parties. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Fair value of financial instruments
The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
Level 1—Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Fair values are determined utilizing quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets, or other market observable inputs such as interest rates, yield curves and foreign currency spot rates.
Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable securities, and Note 4, Fair value measurements) and contingent consideration (see Note 4, Fair value measurements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
Business combinations
Business combinations are accounted for using the acquisition method of accounting. Using this method, the tangible and intangible assets acquired and the liabilities assumed are recorded as of the acquisition date at their respective fair values. The Company evaluates a business as an integrated set of activities and assets that is capable of being managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits and consists of inputs and processes that provide or have the ability to provide outputs. In an acquisition of a business, the excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an acquisition of net assets that does not constitute a business, no goodwill is recognized.
The consolidated and combined financial statements include the results of operations of an acquired business after the completion of the acquisition.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting. Goodwill is not amortized; rather, it is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has not recognized any impairment charges related to goodwill to date.
Intangible assets, net
Intangible assets, net primarily consist of acquired core technology, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. The Company has not recognized any impairment charges related to intangible assets to date.
Contingent consideration
Each reporting period, the Company remeasures the contingent consideration obligations associated with business combinations to their fair value and records within operating expenses increases or decreases in their fair value as change in fair value of contingent consideration within the consolidated and combined statements of operations and comprehensive loss. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones may be achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data is obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 4, Fair value measurements, for additional information.

Property, plant and equipment
Property, plant and equipment is stated at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset	Estimated useful life
Building	40 years
Computer equipment and software	3 years
Furniture and fixtures	2-5 years
Laboratory equipment	2-5 years
Leasehold improvements	Shorter of the useful life or remaining lease term
Impairment of long-lived assets
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets.
Leases
Effective January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”) using the required modified retrospective approach and utilizing the effective date as its date of initial application.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the relevant facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company does not have material financing leases.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.
The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless it is reasonably certain that the Company will exercise its renewal option.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the stand-alone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

In accordance with ASC 842, components of a lease should be separated into lease components and non-lease components. The fixed and in-substance fixed contract consideration must be allocated based on the relative stand-alone prices to the lease components and non-lease components.
Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
For purposes of distinguishing between operating and financing leases, ASC 842 allows for the use of judgment in determining whether the lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Common stock warrants
The Company's common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Management classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock.
Revenue recognition
Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price. The exercise of a material right is accounted for as a contract modification for accounting purposes.
The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the license terms, the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.
The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The amount of variable consideration included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty related to the variable consideration is resolved. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.
If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.
For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
The Company recognizes revenue within the following financial statement captions:
Service revenue
To date, the Company’s service revenue has primarily been generated from the elements of its collaboration arrangement with BMS that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of a collaboration arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, the Company records the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive loss. Refer below for additional discussion around the Company’s policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606.
Collaborative arrangement revenue
To date, the Company’s collaborative arrangement revenue has been generated from its collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc. (“Regeneron”), as further described in Note 10, Collaborative arrangements and strategic partnerships.
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606 (refer above for further discussion of the Company's policy for recognizing service revenue pursuant to Topic 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.
In arrangements where the Company does not deem its collaborator to be its customer, payments to and from its collaborator are presented in the consolidated and combined statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below.

Nature of Payment	Statement of Operations Presentation
The Company's share of net profits in connection with commercialization of products	Collaborative arrangement revenue
The Company's share of net losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement of the Company's research and development expenses	Collaborative arrangement revenue
Net reimbursement of the collaborator's research and development expenses	Research and development expense

Where the collaborator is the principal in the product sales, the Company recognizes its share of any profits or losses, representing net product sales less cost of goods sold and shared commercial and other expenses, in the period in which such underlying sales occur and costs are incurred by the collaborator. The Company also recognizes its share of costs arising from research and development activities performed by collaborators in the period its collaborators incur such expenses
Royalty and other revenue
The Company enters into out-licensing agreements that are within the scope of Topic 606. The Company does not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement. Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. The

Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 10, Collaborative arrangements and strategic partnerships, and Note 11, Royalty and other revenue.
Research and development expenses
Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services, manufacturing costs for pre-launch inventory that did not qualify for capitalization, and other related costs. Up-front fees and milestones paid to third parties in connection with technologies that have not reached technological feasibility and do not have an alternative future use are expensed as research and development expense as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Where amounts owed to a collaboration partner exceed the Company’s collaborative arrangement revenues in each quarterly period, such amounts are classified as research and development expense.
Cost of royalty and other revenue
Cost of royalty and other revenue represents expense associated with amounts owed to third parties as a result of revenue recognized under the Company’s out-license arrangements.
Stock-based compensation
The Company’s share-based compensation programs grant awards that include stock options, restricted stock units, restricted stock awards, and shares issued under an employee stock purchase plan. Grants are awarded to employees and non-employees, including the Company's board of directors.
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated and combined statements of operations and comprehensive loss based on their fair values.
The Company’s stock-based awards are subject to either service, performance-based, or market-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, the Company bases its estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. It will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options that were converted in accordance with the Employee Matters Agreement, as further described in Note 13, Stock-based compensation, the Company estimated the expected term to be the remaining contractual term of the awards as of the date of the separation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.
For performance-based restricted stock units that vest based on a total shareholder return metric, the vesting condition is considered a market condition as it vests based on the movement in share price of a company. The impact of the market condition is reflected in the award’s fair value on the grant date, and the expense is recognized irrespective of whether the market condition is achieved as long as the required service is provided.
The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.
Other income, net
For periods prior to the separation, other income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were attributed to the Company as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to the Company for its proportional use of bluebird bio assets that were not attributed to the Company. Other income, net also includes immaterial gains and losses on disposal of assets.
Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration as well as any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.
The Company follows the two-class method when computing net loss per share in periods when issued shares that meet the definition of participating securities are outstanding. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to received dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders when participating securities are outstanding, losses are not allocated to the participating securities.
Prior to November 4, 2021, there were no shares of the Company outstanding. As such, the shares outstanding immediately after the distribution, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration, were used to calculate the basic and diluted net loss per share for all historical periods presented.
Income taxes
For periods prior to the separation, income taxes as presented in the combined financial statements of 2seventy bio attribute current and deferred income taxes of bluebird bio to 2seventy bio in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, 2seventy bio’s income tax provision for periods prior to the separation was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if each group member was a separate taxpayer and a stand-alone enterprise. The calculation of the Company's income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of bluebird bio may not be included in the separate combined financial statements of 2seventy bio. Similarly, the tax treatment of certain items reflected in the combined financial statements of 2seventy bio may not be reflected in the consolidated financial statements and tax returns of bluebird bio. Therefore, items such as net operating losses, credit carryforwards and valuation allowances may exist in the Company's stand-alone financial statements that may or may not exist in bluebird bio’s consolidated financial statements. As such, the income taxes of 2seventy bio as presented for periods prior to the separation may not be indicative of the income taxes that 2seventy bio will generate in the future.
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.
In general, for periods prior to the separation, the taxable income (loss) of bluebird bio, including any taxable income (loss) attributed to 2seventy bio, was included in bluebird bio’s consolidated tax returns. As such, separate income tax returns were not prepared for 2seventy bio prior to the separation. Consequently, for periods prior to the separation any income taxes currently payable by 2seventy bio are deemed to have been remitted to bluebird bio, in cash, in the period prior to the separation in which the liability arose, and income taxes currently receivable by 2seventy bio are deemed to have been received from bluebird bio in the period in which the receivable arose.
Comprehensive loss
Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on debt securities.
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
ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and the derivative scope exception for contracts in an entity's own equity. The Company early adopted the new standard, effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial position or results of operations upon adoption.
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
3.Marketable securities
The following table summarizes the marketable securities held at December 31, 2021 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2021
U.S. government agency securities and treasuries	$128,899	$—	$(507)	$128,392
Corporate bonds	49,368	$—	(58)	49,310
Commercial paper	54,065	$—	—	54,065
Total	$232,332	$—	$(565)	$231,767
As of December 31, 2020, the Company did not have any marketable securities. No available-for-sale debt securities held as of December 31, 2021 had remaining maturities greater than five years.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Assets:
Cash and cash equivalents	$130,414	$130,414	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	128,392	—	128,392	—
Corporate bonds	49,310	—	49,310	—
Commercial paper	54,065	—	54,065	—
Total assets	$362,181	$130,414	$231,767	$—
Liabilities:
Contingent consideration	$1,948	$—	$—	$1,948
Total liabilities	$1,948	$—	$—	$1,948
December 31, 2020
Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Total liabilities	$1,509	$—	$—	$1,509
As of December 31, 2020, the Company did not hold any assets that were measured at fair value on a recurring basis.
Marketable securities
Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities and treasuries, corporate bonds, and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2021.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.4 million as of December 31, 2021. No accrued interest receivable was written off during the twelve months ended December 31, 2021.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2021 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2021
U.S. government agency securities and treasuries	$111,190	$(507)	$—	$—	$111,190	$(507)
Corporate bonds	48,940	(58)	—	—	48,940	(58)
Total	$160,130	$(565)	$—	$—	$160,130	$(565)

The Company determined that there was no material change in the credit risk of the above investments during the twelve months ended December 31, 2021. As such, an allowance for credit losses was not recognized. As of December 31, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated and combined statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in other non-current liabilities on the consolidated and combined balance sheets.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

	Year ended December 31,
	2021	2020
Beginning balance	$1,509	$7,977
Additions	—	—
Changes in fair value	439	(6,468)
Payments	—	—
Ending balance	$1,948	$1,509
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2021	2020
Land	$—	$1,210
Building	—	15,745
Computer equipment and software	5,260	6,503
Office equipment	6,080	6,588
Laboratory equipment	31,710	24,080
Leasehold improvements	28,479	28,305
Construction-in-progress	3,462	91,631
Total property, plant and equipment	74,991	174,062
Less accumulated depreciation and amortization	(40,078)	(30,037)
Property, plant and equipment, net	$34,913	$144,025
Depreciation and amortization expense related to property, plant and equipment was $12.1 million, $9.4 million, and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
North Carolina manufacturing facility
In November 2017, bluebird bio acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vectors for its gene therapies. This manufacturing facility was primarily dedicated to the Company's operations and, accordingly, prior to the sale of the facility as described below, was to be attributed to the Company in connection with the separation. Construction-in-progress as of December 31, 2020 includes $91.1 million related to the North Carolina manufacturing facility.
In July 2021, bluebird bio and National Resilience, Inc. ("Resilience") announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreements, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. As a result, bluebird bio disposed of $111.2 million of net assets, primarily consisting of the building and laboratory equipment. Prior to its disposal by bluebird bio, the North Carolina manufacturing facility was to be attributed to the Company and, accordingly, the manufacturing facility was included within the Company’s financial statements prior to its disposal. The disposition of the net assets of the North Carolina manufacturing facility has been reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further discussion.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Employee compensation	$24,655	$9,451
Royalties	6,768	1,493
Manufacturing costs	5,459	6,808
Clinical and contract research organization costs	3,229	2,854
Collaboration research costs	2,576	19,605
Property, plant, and equipment	2,241	440
Professional fees	1,688	—
Separation related costs	762	—
License and milestone fees	123	278
Other	7,909	2,418
Total accrued expenses and other current liabilities	$55,410	$43,347
7.    Leases
The Company leases certain office and laboratory space that was attributed to it in connection with the separation.
60 Binney Street lease
In September, 2015, bluebird bio entered into a lease agreement, which was attributed to the Company in connection with the separation. This is the Company’s corporate headquarters and includes office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”). Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, bluebird bio leased approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. bluebird bio historically maintained a $13.8 million collateralized letter of credit which, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, may decrease to $9.2 million over time. As the Company did not have legal ownership over any bank accounts prior to the separation, there were no cash and cash equivalent balances specifically attributable to the Company for the periods prior to the separation and, accordingly, no restricted cash is reflected in the consolidated and combined financial statements related to the letter of credit for periods prior to the separation. Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The lease would continue until March 31, 2027.
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to the Company. In November 2021, the Company executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Pursuant to a work letter entered into in connection with the 60 Binney Street assignment and amended lease agreement, the landlord agreed to contribute up to an aggregate of $19.1 million toward the cost of tenant improvements for the leased space. As of December 31, 2021, the Company did not incur any tenant improvement costs.
The Company has classified this lease as an operating lease and recorded a right-of-use asset and lease liability. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.

Seattle, Washington leases
In July 2018, bluebird bio entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington, and moved into the facility in June 2019. This lease was assigned to the Company in connection with the separation. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. The Company has classified this lease as an operating lease and recorded a right-of-use asset and lease liability at lease commencement.
In September 2019, bluebird bio entered into a second amendment to the lease (the “Second Amendment”). The Second Amendment added approximately 22,188 square feet to the existing space and extended the lease term of the entire premises by 16 months, or until April 2028. Fixed monthly rent for the expanded space will be incurred at a rate of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The Second Amendment includes a five-year option to extend the term.
The execution of the Second Amendment was deemed to be a lease modification representing two separate contracts under ASC 842. One contract is related to a new right-of-use for the expanded 22,188 square feet of space, which is to be accounted for as a new lease, and the other is related to the modification of term for the original 36,126 square feet of space. An additional right-of-use asset and lease liability was recognized upon lease commencement of the expanded space. In September 2020, bluebird bio entered into a sublease agreement for the 22,188 square feet added under the Second Amendment at a fixed monthly rent of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The sublease term will continue through April 2028.
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for office and laboratory space in Seattle, Washington and the related sublease that was executed in September 2020 for a portion of the space. The agreement reassigns bluebird bio’s interest in the lease and the sublease to the Company. In November 2021, the Company executed a $5.0 million letter of credit related to this lease.
The Company is recognizing rent expense on a straight-line basis through the remaining extended term of the respective leases. The head lease and the sublease will be accounted for as two separate contracts with the income from the sublease presented separately from the lease expense on the head lease.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Lease cost (1)
Operating lease cost	$24,838	$22,454	$21,406
Total lease cost	$24,838	$22,454	$21,406

Other information
Operating cash flows used for operating leases	$25,489	$19,632	$19,521
Weighted average remaining lease term	11.8 years	6.4 years	7.4 years
Weighted average discount rate	5.47%	6.72%	6.73%
________________
(1)Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2021, 2020 and 2019 were immaterial.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes that are not included within lease costs in the table above, was $34.5 million, $32.5 million, and $30.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2021
2022	$27,078
2023	27,864
2024	28,675
2025	29,501
2026	32,920
2027 and thereafter	250,383
Total lease payments	396,421
Less: imputed interest	(114,206)
Total operating lease liabilities	$282,215
8.    Commitments and contingencies
Lease commitments
2seventy bio leases certain office and laboratory space. Refer to Note 7, Leases, for further information on the terms of these lease agreements.
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were attributed to the Company in connection with the separation. The Company may be required to make up to an additional $99.9 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated and combined balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. These agreements include the collaboration agreements entered into with BMS and Regeneron and the agreements entered into with Resilience, all of which were assigned to the Company in connection with the separation. Additionally, to the extent an agreement relating to licensed technology was not attributed to the Company, bluebird bio entered into a sublicense with the Company, which may require future milestone and/or royalty payments. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and Resilience agreements and Note 11, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of December 31, 2021, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ABECMA.
Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio also entered into a commercial supply agreement and a development manufacturing supply agreement with Resilience. Certain rights and obligations under the asset purchase agreement and certain of the ancillary agreements, including these two manufacturing agreements, among others, were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. As of December 31, 2021, the Company has accrued $2.6 million related to the net operating losses of Resilience. In exchange, under the terms of the development manufacturing supply agreement, the Company will receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company has therefore committed to a minimum purchase equal to at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further discussion.
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2022	$15,750
Total purchase commitments	$15,750
In January 2022, the Company entered into an agreement with a contract manufacturer which includes non-cancelable contractual obligations of $7.2 million for the year ended December 31, 2022.
Litigation
From time to time, the Company expects to be party to various claims and complaints arising in the ordinary course of business. However, the Company is not currently a party to any litigation or legal proceedings that, in the opinion of its management, are probable of having a material adverse effect on its business. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. In addition, pursuant to the separation agreement, the Company indemnifies, holds harmless, and agrees to reimburse bluebird bio for its indemnification obligations with respect to the Company’s business partners, relating to the Company’s business or arising out of the Company’s activities, in the past or to be conducted in the future. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under

Delaware law and in accordance with its certificate of incorporation and by-laws. The term of the indemnification period will last as long as a director or officer may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company holds director and officer liability insurance .

9.    Stockholders’ equity
The Company is authorized to issue 200.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2021, the Company had 23.6 million shares of common stock issued and outstanding. As of December 31, 2020, the Company had no shares of common stock authorized, issued or outstanding.
In November 2021, the Company issued 23,368,988 shares of its common stock to bluebird bio in connection with the separation.
In November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the terms of the pre-funded warrants, management concluded that they should be classified within stockholders’ equity on the Company’s consolidated and combined balance sheets, with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.
The Company is authorized to issue 10.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2021, the Company had no shares of preferred stock issued or outstanding. As of December 31, 2020, the Company had no shares of preferred stock authorized, issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2021	2020
Options to purchase common stock (1)	$1,490	$—
Restricted stock units (1)	1,080	—
2021 Stock Option and Incentive Plan	2,125	—
2021 Employee Stock Purchase Plan	233	—
Pre-funded warrants to purchase common stock	758
Total	$5,686	$—
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
10.    Collaborative arrangements and strategic partnerships
Bristol Myers Squibb
BMS Collaboration Agreement

In March 2013, bluebird bio entered into a Master Collaboration Agreement (the “BMS Collaboration Agreement”) with Celgene (now BMS following its acquisition of Celgene in November 2019) to discover, develop and commercialize potentially disease-altering gene therapies in oncology and a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with BMS pursuant to which bluebird bio obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
Under the terms of the BMS Collaboration Agreement, the Company received an up-front, non-refundable, non-creditable payment of $75.0 million. The Company was responsible for conducting discovery, research, and development activities through completion of phase 1 clinical trials, if any, during the initial term of the BMS Collaboration Agreement, or three years.
Subsequently, bluebird bio and BMS executed various amendments, summarized as follows. These agreements were assumed by the Company in connection with the separation.
In June 2015, both parties amended and restated the BMS Collaboration Agreement (the “Amended BMS Collaboration Agreement”) to narrow the focus of the collaboration to exclusively work on anti-B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended BMS Collaboration Agreement, the Company received an up-front, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration.
On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical trial for such product candidate, BMS had an option to obtain an exclusive worldwide license to develop and commercialize such product. Following BMS’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the United States.
BMS Ide-cel related agreements
In February 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“Ide-cel License Agreement”) and paid the Company the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the phase 1 clinical trial. The Company was responsible for the manufacture of vector and associated payload throughout development and, upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization. Under the Ide-cel License Agreement, the Company was eligible to receive (i) U.S. milestones of up to $85.0 million for the first indication to be addressed by ide-cel and royalties for U.S. sales of ide-cel and (ii) ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of ide-cel.
In March 2018, the Company elected to co-develop and co-promote ide-cel within the United States pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement. As a result of executing the Ide-cel CCPS, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the United States and has the right to participate in the development and promotion of ide-cel in the United States. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the United States, plus a markup. As a result of electing to co-develop and co-promote ide-cel within the United States, the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, the Company was eligible to receive a $10.0 million milestone related to the development of ide-cel in the United States and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Under the Ide-cel CCPS, the $10.0 million milestone related to the development of ide-cel in the United States was achieved in the second quarter of 2019 and subsequently paid by BMS.
BMS bb21217 License Agreement

In September 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, an investigational BCMA-targeted CAR T cell therapy, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) and paid the Company an option fee of $15.0 million. Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing phase 1 clinical trial to enroll additional patients for which the Company will be reimbursed based upon an agreed-upon amount per patient. Under the bb21217 License Agreement, the Company is eligible to receive U.S. milestones of up to $85.0 million for the first indication to be addressed by bb21217 and royalties for U.S. sales of bb21217. Additionally, the Company was eligible to receive ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of bb21217.
May 2020 Amendments to Ide-cel and bb21217 agreements
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") and the Second Amended and Restated License Agreement ("Amended bb21217 License Agreement" and, collectively with the Amended Ide-cel CCPS, the “May 2020 Amendments”), which replaced the bb21217 License Agreement, was executed. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States. However, the Amended Ide-cel CCPS changed the Company’s responsibilities with respect to manufacturing activities. Under the Amended Ide-cel CCPS, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS is also assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the United States, with the Company responsible for manufacturing ide-cel suspension lentiviral vector in the United States.
Under the Amended bb21217 License Agreement, over time, BMS is assuming responsibility for manufacturing suspension lentiviral vector outside of the United States, with the Company responsible for manufacturing suspension lentiviral vector in the United States. Under the Amended bb21217 License Agreement, expenses incurred by the Company associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product.
The May 2020 Amendments relieved BMS of its obligations to pay the Company for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. In addition, the parties are released from future exclusivity related to BCMA-directed T cell therapies. There are no remaining milestones or royalties under the Amended Ide-cel CCPS.
In March 2021, the FDA approved the marketing of Ide-cel as ABECMA in the United States for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of ABECMA and the Company has concluded BMS is the principal for such activities for purposes of applying its ASC 808 accounting policy to the Amended Ide-cel CCPS. As previously described, under the collaboration arrangement with BMS, the Company has an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, and based in part on ABECMA clinical data and commercial sales to date, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217 and does not expect to co-develop and co-promote bb21217. Because the Company does not intend to exercise this option, it expects to receive an additional fee in the amount of $10.0 million from BMS pursuant to the terms of the collaboration arrangement. Under this scenario, there would be no change to the U.S. milestones and royalties for U.S. sales of bb21217, as previously described above, for which the Company would be eligible to receive.
Accounting Analysis
Amended Ide-cel CCPS and Amended bb21217 License Agreement

Prior to the Amended Ide-cel CCPS and Amended bb21217 License Agreement, the Company had constrained all variable consideration related to the remaining ex-U.S. milestones and royalties for ex-U.S. sales under the Ide-cel CCPS and bb21217 License Agreement, as these milestones and royalties for ex-U.S sales were not considered to be probable. As a result of the Amended Ide-cel CCPS and Amended bb21217 License Agreement, the uncertainty associated with the previously constrained variable consideration for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 was resolved in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million. The Amended Ide-cel CCPS and Amended bb21217 License Agreement were negotiated as a package with a single commercial objective and, as such, the Amended Ide-cel CCPS and Amended bb21217 License Agreement were combined for accounting purposes and treated as a single arrangement.
At the time of execution of the Amended Ide-cel CCPS and Amended bb21217 License Agreement, there was one remaining performance obligation under each agreements: a combined performance obligation of the ide-cel license and ide-cel vector manufacturing through development; and a combined performance obligation of the bb21217 license and bb21217 vector manufacturing through development, neither of which were fully satisfied. The Company concluded each performance obligation was distinct from each other as BMS can benefit from each license and associated manufacturing services separately and the respective licenses and manufacturing services do not modify one another and are not interdependent. Accordingly, the Company continues to account for each performance obligation separately.
The Company allocated the $200.0 million up-front payment received in connection with the Amended Ide-cel CCPS and Amended bb21217 License Agreement to the remaining performance obligations described above based on the general allocation principles of Topic 606. The Company considered that a portion of the $200.0 million was specifically attributable to each remaining performance obligation as the amount represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 and that each respective portion therefore (i) relates specifically to the Company's satisfaction of each of its remaining performance obligations and (ii) is representative of the amount of consideration the Company expects to be entitled to in exchange for satisfying the respective performance obligations. As such, the Company concluded that the portion of the $200.0 million up-front payment specifically attributable to each of ide-cel and bb21217 should be allocated to each respective performance obligation pursuant to the variable consideration allocation exception.
The Amended Ide-cel CCPS and Amended bb21217 License Agreement represent a contract modification to an existing contract under Topic 606 resulting in a reduction in scope of the Company's responsibilities under each performance obligation described above. This resulted in a change in the overall transaction price under the arrangement. The Amended Ide-cel CCPS and Amended bb21217 License Agreement did not include any additional promised goods and services.
The remaining goods and services to be provided to fully satisfy each performance obligation described above are not distinct from those previously provided with respect to each performance obligation. Therefore, for each performance obligation, the remaining goods and services are part of a single performance obligation that is partially satisfied at the date of the contract modification. Accordingly, the effect that the contract modification had on the transaction price and the measure of progress toward complete satisfaction of each respective performance obligation has been recognized on a cumulative catch-up basis. The accounting for any previously satisfied performance obligations as of the contract modification date are not affected by the modification.
The following table summarizes the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date as of December 31, 2021 (in thousands):

	Transaction price as of December 31, 2021
	Ide-cel	bb21217
Upfront non-refundable payments received prior to May 2020 contract modification (1)	$120,000	$15,000
Allocated portion of the upfront non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	184,029	15,971
Estimated variable consideration (3)	83,900	1,803
	$387,929	$32,774
(1) Composed of all up-front payments and fees and milestone payments received under the related agreements. This consideration was allocated to the performance obligations under the agreements based on a relative standalone selling price (“SSP”) basis.
(2) This represents the portion of the $200.0 million up-front payment received under the Amended Ide-cel CCPS and Amended bb21217 License Agreement which was allocated to ide-cel and bb21217.
(3) Estimated variable consideration represents the estimated reimbursement from BMS for the manufacture of vectors and associated payload through development.
Ide-cel research and development services
The Company allocated $40.9 million of the ide-cel transaction price to the ide-cel research and development services. The research and development performance obligation was satisfied prior to the May 2020 Amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the years ended December 31, 2021 and 2020. The Company recognized $2.3 million related to ide-cel research and development services for the year ended December 31, 2019.
Ide-cel license and manufacturing services
The Company allocated $347.0 million of the ide-cel transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel through development. As of December 31, 2021, there was no unsatisfied transaction price and the remaining deferred revenue as of December 31, 2020 related to the performance obligation was recognized when the performance obligation was satisfied during the first quarter of 2021, upon ABECMA commercial approval. The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for license and manufacturing of ide-cel in the U.S. for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2021	2020	2019
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)(2)	$—	$108,196	$—
ASC 808 ide-cel license and manufacturing expense - U.S. (1)	$—	$(41,599)	$(32,415)
(1) As noted above, the calculation of collaborative arrangement activity to be recognized for joint ide-cel efforts in the United States is performed on a quarterly basis. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.
(2) In the second quarter of 2020, the Company recognized $169.2 million as a cumulative catch-up adjustment to revenue recorded in connection with the Amended Ide-cel CCPS, a portion of which was recognized as ASC 808 research and development collaboration revenue.
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the Amended Ide-Cel CCPS are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e., commercial sales of ABECMA by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's statements of operations and comprehensive loss. The Company recognized the following on the statements of operations and comprehensive loss related to its share of collaboration profit or loss associated with ide-cel commercial activities following approval (in thousands). These amounts represent the Company’s share of BMS’ ide-cel product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the statements of operations and comprehensive loss as described below. Amounts incurred prior to commercial approval in March 2021 were not material.

	For the three months ended March 31, 2021	For the three months ended June 30, 2021	For the three months ended September 30, 2021	For the three months ended December 31, 2021
Net revenue	$—	$—	$10,607	$8,818
Net expense	$—	$(10,071)	$—	$—
(1) As noted above, the calculation of collaborative arrangement activity to be recognized for joint ide-cel efforts in the United States is performed on a quarterly basis. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.
The Company’s collaboration profit for commercial activities was $9.4 million for the year ended December 31, 2021.
The Company is also responsible for equally sharing in the ongoing ide-cel research and development activities being conducted by BMS in the United States as BMS continues conducting ongoing clinical studies to support the use of ABECMA in earlier lines of therapy. The net amount owed to BMS for research and development activities determined on a quarterly basis is classified as research and development expense on the statements of operations and comprehensive loss. If BMS is obligated to reimburse the Company because the Company’s research and development costs exceeds BMS’ research and development costs in a particular quarterly period, the net amount is recorded as collaborative arrangement revenue. The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for each quarter during the year ended December 31, 2021 (in thousands):

	For the three months ended March 31, 2021	For the three months ended June 30, 2021	For the three months ended September 30, 2021	For the three months ended December 31, 2021
Net expense	$(16,825)	$(9,193)	$(5,660)	$(7,835)

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the years ended December 31,
	2021	2020	2019
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (1)	$16,895	$99,053	$25,522
(1)In the second quarter of 2020, the Company recognized $169.2 million as a cumulative catch-up adjustment to revenue recorded in connection with the Amended Ide-cel CCPS, a portion of which was recognized as ASC 606 license and manufacturing revenue.
bb21217 research and development services
The Company allocated $5.4 million of the bb21217 transaction price to the research and development services. The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to bb21217 research and developments services for the years ended December 31, 2021 and 2020, and revenue of $2.2 million for the year ended December 31, 2019.

The agreement to expand the bb21217 phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it was satisfied in the fourth quarter of 2020. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $0.0 million, $12.4 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $27.3 million, of which $1.8 million has not yet been received as of December 31, 2021. As of December 31, 2021, the manufacturing services for bb21217 had not yet commenced. Therefore, no amounts have been recognized as revenue for the combined performance obligation in the statements of operations and comprehensive loss for the years ended December 31, 2021, 2020, and 2019.
The Company had $25.8 million of deferred revenue as of December 31, 2021 and 2020 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the twelve months ended December 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Receivables	$400	$13,441	$(13,189)	$652
Contract liabilities:
Deferred revenue	$26,582	$—	$(820)	$25,762
The increase in the receivables balance for the twelve months ended December 31, 2021 is driven by amounts owed to the Company from BMS in the period under the settlement terms of the collaboration agreement, offset by amounts collected from BMS in the period.
The decrease in deferred revenue during the twelve months ended December 31, 2021 is driven by the release of the remaining $0.8 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
Regeneron
Regeneron Collaboration Agreement
In August 2018, bluebird bio entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. In August 2018, following the completion of required regulatory reviews, the Regeneron Collaboration Agreement became effective. As noted above, the agreement will be attributed to the Company in connection with the separation. Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy.
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
Regeneron will accrue a certain number of option rights exercisable against targets as the parties reach certain milestones under the terms of the agreement. Upon the acceptance of an IND for the first product candidate directed to a target, Regeneron will have the right to exercise an option for co-development/co-commercialization of product candidates directed to such target on a worldwide or applicable opt-in territory basis, with certain exceptions. Where Regeneron chooses to opt-in, the parties will share equally in the costs of development and commercialization, and will share equally in any profits or losses therefrom in applicable opt-in territories. Outside of the applicable opt-in territories, the target becomes a licensed target and Regeneron would be eligible to receive, with respect to any resulting product, milestone payments of up to $130.0 million per product and royalties on net sales outside of the applicable opt-in territories at a rate ranging from the mid-single digits to low-double digits. A target would also become a licensed target in the event Regeneron does not have an option to such target, or Regeneron does not exercise its option with respect to such target.
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
Accounting analysis – Regeneron
At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 0.4 million shares of bluebird bio’s common stock and joint research activities during the five year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the bluebird bio equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the bluebird bio common stock at closing, the Company considered the closing price of the bluebird bio common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2021 and 2020, the Company has $23.3 million and $30.8 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the consolidated and combined balance sheet.
The Company recognized $7.5 million and $7.4 million of collaboration revenue from the Regeneron Collaboration Agreement during the years ended December 31, 2021 and 2020, respectively.
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
Upon closing, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “License Agreement”), among others (together referred to as the “Ancillary Agreements”). Upon separation of 2seventy bio from bluebird bio, effective November 4, 2021, certain rights and obligations under the Agreement and certain Ancillary Agreements were assigned by bluebrid bio to 2seventy bio with 2seventy bio assuming all rights and obligations these agreements convey.
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
Future royalty payments under the License Agreement (which was assigned to the Company as previously described) are considered part of the consideration associated with the disposition of the manufacturing facility. In accordance with ASC 450, the Company will recognize future royalties received under the License Agreement in the period the contingencies are resolved as an adjustment to the consideration received as other income in the consolidated and combined statements of operations and comprehensive loss.
Novo Nordisk
Novo Collaboration and License Agreement
On December 23, 2021, the Company entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”) with Novo Nordisk A/S (“Novo”) for the discovery, development, and commercialization of a potential new gene therapy in hemophilia A. The Company and Novo have agreed to develop an initial research program with the goal of researching and developing a lead candidate directed to hemophilia A. The Company will provide Novo with research licenses to support the companies’ activities during the initial research program and an option to enable Novo to obtain an exclusive license to commercialize the product derived from or containing compounds developed during the initial research program.
Under the terms of the Novo Collaboration Agreement, Novo agreed to pay the Company:
•a non-refundable, non-creditable upfront payment of $5.0 million;
•$15.0 million upon achievement of certain scientific milestones during the initial research program, or $9.0 million should Novo decide to continue the initial research program without achieving the scientific milestones;
•up to $26.0 million of exclusive license fees for the development, manufacture, and commercialization of the product should Novo exercise its option; and,
•up to $72.0 million in development and commercialization milestones.
Novo also agreed to reimburse the Company for research costs incurred in connection with the initial research program up to a mutually agreed upon amount, initially budgeted at $6.7 million. If Novo exercises its option to obtain a license to commercialize the product developed during the initial research program, the Company is also eligible to receive mid-single digit royalties on product sales on a country-by-country and product-by-product basis, subject to certain royalty step-down provisions set forth in the agreement.
Accounting Analysis - Novo

The Company concluded that Novo is a customer, and as such, the arrangement falls within the scope of Topic 606. The Company identified two performance obligations consisting of (i) the research license and research and development services to be provided during the initial research program and (ii) a material right related to Novo’s option to obtain an exclusive license for the development, manufacture, and commercialization of the product developed during the initial research program. The Company determined that the research license and research and development services promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by 2seventy, specifically with respect to the Company’s expertise related to gene therapy and the interdependent relationship between the promises. The material right is considered a separate performance obligation pursuant to the provisions of Topic 606.
At contract inception, the Company determined the unconstrained transaction price was $11.7 million, consisting of the $5.0 million in up-front consideration and the $6.7 million in reimbursement for the research and development services. Variable consideration associated with the scientific milestones was fully constrained due to the uncertainty associated with the outcome of the research efforts under the initial research program. The Company allocated $6.7 million of the transaction price to the research services and $5.0 million to the material right using a relative selling price methodology. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the transaction price as necessary.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product.
No revenue was recognized under the Novo Collaboration Agreement during the year ended December 31, 2021. The $5.0 million upfront payment was recorded as a receivable as of December 31, 2021, and no amount has been invoiced or received related to the research and development services as the services did not commence until 2022. The aggregate amount of the consideration receivable under the arrangement as of December 31, 2021, relates to the material right performance obligation which was unsatisfied as of December 31, 2021.
11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $6.2 million, $21.1 million, and $8.2 million of royalty and other revenue in the years ended December 31, 2021, 2020, and 2019, respectively.
Novartis Pharma AG
In April 2017, bluebird bio entered into a worldwide license agreement with Novartis. Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including Kymriah (formerly known as CTL19), Novartis’s anti-CD19 CAR T therapy. The agreement was assumed by the Company in connection with the separation. Beginning in the fourth quarter of 2017, bluebird bio began receiving royalties from sales of tisagenlecleucel under the agreement. This license agreement was terminated effective March 2021, at which point in time Novartis was no longer required to make royalty or other payments on net sales of tisagenlecleucel or any future products. Royalty revenue recognized from sales of tisagenlecleucel is included within royalty and other revenue in the condensed consolidated and combined statement of operations and comprehensive loss.
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Upon regulatory approval of lisocabtagene maraleucel during the first quarter of 2021, bluebird bio received a $2.5 million milestone payment from Juno, which is included within royalty and other revenue in the Company’s consolidated and combined financial statements. Royalty revenue recognized from sales of lisocabtagene maraleucel is also included within royalty and other revenue in the consolidated and combined statement of operations and comprehensive loss.
12.     Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2021			2020
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$30,100	$(28,218)	$1,882	$30,100	$(24,456)	$5,644
In-licensed rights	8,500	(490)	8,010	—	—	—
Total	$38,600	$(28,708)	$9,892	$30,100	$(24,456)	$5,644
Amortization expense for intangible assets was $4.3 million, $3.8 million, and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Developed technology
The Company's developed technology was obtained through the acquisition in 2014 of Pregenen, a privately-held biotechnology company includes gene editing and cell signaling technology with a broad range of potential therapeutic applications. The gene editing platform intangible asset is being amortized on a straight-line basis over its expected useful life of approximately eight years from the date of the acquisition.
In-licensed rights
In-licensed rights consist of capitalized milestone payments made to third parties upon receiving regulatory approval of ABECMA in the U.S. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents of approximately twelve years, as the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2021
2022	$2,590
2023	708
2024	708
2025	708
2026	708
2027 and thereafter	4,470
Total	$9,892
13.     Stock-based compensation
The Company’s employees have historically participated in bluebird bio’s various stock-based compensation plans.
In connection with 2seventy’s separation from bluebird bio on November 4, 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the

Employee Matters Agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution.
Upon the distribution, employees holding stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) denominated in pre-distribution bluebird bio stock received a number of otherwise-similar awards either in post-distribution 2seventy stock or in a combination of post-distribution bluebird stock and 2seventy stock based on conversion ratios outlined for each group of employees in the Employee Matters Agreement that the Company entered into in connection with the distribution.
The equity awards that were granted prior to 2021 were converted under the shareholder method, wherein employees holding outstanding equity awards received equity awards in both bluebird and 2seventy. The conversion ratio for the shareholder method took into consideration a distribution ratio of one share of 2seventy common stock for every three shares of bluebird bio common stock. For equity awards granted in 2021, the number of awards that were outstanding at the time of the spin-off were proportionately adjusted to maintain the aggregate intrinsic value of the awards at the date of the spin-off. The conversion ratio was determined based on the volume weighted-average trading price for bluebird common stock for the five trading days before and the volume weighted-average trading price for 2seventy common stock for the five trading days after the spin.
These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. Due to the modification of the equity awards as a result of the distribution, the Company compared the fair value of the outstanding equity awards immediately before and after the distribution. The modification resulted in an incremental fair value of $1.5 million, of which $1.3 million was immediately recognized as of the distribution.
The Company will incur future compensation cost related to bluebird bio equity awards held by its employees but will not incur future compensation cost related to bluebird employees holding equity awards in 2seventy.
In October 2021, the Company’s board of directors adopted its 2021 Stock Option and Incentive Plan (“2021 Plan”), which was subsequently approved by bluebird bio, then the Company’s sole stockholders. The 2021 Plan became effective on October 17, 2021, the day immediately prior to the effectiveness of the Company’s Registration Statement on Form 10.
The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, RSUs, PRSUs, and restricted stock awards to 2seventy bio’s employees, members of the board of directors, and consultants of 2seventy bio, including those of 2seventy bio who became employees of the Company in connection with the separation. All awards granted under the 2021 Plan consist of shares of 2seventy bio’s common stock.
Stock-based compensation expense
For periods prior to the separation, stock-based compensation expense was allocated to the Company using a combination of specific identification and time spent on projects at various levels of the organization, which management believes are consistent and reasonable.
The Company recognized stock-based compensation expense totaling $54.6 million, $61.0 million, and $62.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$26,185	$36,685	$36,792
Restricted stock units	21,414	19,185	24,744
Employee stock purchase plan and other	7,030	5,127	512
	$54,629	$60,997	$62,049

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$29,746	$30,935	$33,853
Selling, general and administrative	24,883	30,062	28,196
	$54,629	$60,997	$62,049
As of December 31, 2021, the Company had $25.0 million, $38.5 million, and $1.2 million of unrecognized compensation expense related to unvested stock options, RSUs, and PRSUs (exclusive of those with service and performance conditions that have not yet been achieved), respectively, that is expected to be recognized over a weighted-average period of 1.83 years, 2.03 years, and 2.09 years, respectively. The Company had no unrecognized compensation expense related to the ESPP described below as of December 31, 2021.
Stock options
The following table summarizes the stock option activity under the Company’s equity awards plans for 2seventy employees:

	Shares (in thousands)	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	—	$—
Converted in distribution	875	$129.67
Exercised	—	$—
Canceled or forfeited	(2)	$157.43
Outstanding at December 31, 2021	873	$129.60	6.6	$131
Exercisable at December 31, 2021	518	$161.76	5.2	$131
Vested and expected to vest at December 31, 2021	873	$129.60	6.6	$131
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2021.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average exercise price per share
Unvested balance at December 31, 2020	—	$—
Granted	9	36.14
Converted in distribution	969	50.93
Vested	(3)	137.65
Forfeited	(4)	86.12
Unvested balance at December 31, 2021	971	$50.56

The intrinsic value of RSUs vested during the year ended December 31, 2021 was $0.1 million.

On February 1, 2021, the Company’s CEO was granted 27,000 PRSUs by bluebird. Each PRSU related to one share of common stock of bluebird. The number of PRSUs earned and vested would be determined based on bluebird’s total shareholder return (“TSR”) compared against the median TSR of a peer group over the performance period January 1, 2021 through December 31, 2023. Upon spin-off, the PRSUs were converted to 17,387 2seventy PRSUs. The TSR was kept whole by treating the value of bluebird at spin as a dividend that is reinvested into 2seventy stock. As of December 31, 2021, expense of $0.4 million related to the PRSUs was recognized, and $1.3 million of unrecognized expense is expected to be recognized over the remaining duration of the award’s life.
Unrestricted stock awards
During the fourth quarter of 2021, the Company granted 0.2 million unrestricted stock awards to employees as part of its 2021 retention program which was designed to incentivize and retain employees through the spin-off. Under the retention program, employees were entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remained employed through the end of 2021. Expense recognized on the unrestricted stock awards during the year ended December 31, 2021 totaled $6.5 million.
Employee Stock Purchase Plan
In October 2021, the Company’s board of directors adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by bluebird bio, then its sole stockholders. The 2021 ESPP became effective on October 17, 2021, the day immediately prior to the effectiveness of the Company’s Registration Statement on Form 10. The 2021 ESPP authorizes the initial issuance of a specified number of shares of the Company’s common stock to participating employees. For the year ended December 31, 2021, no shares of common stock were issued under the 2021 ESPP.
14.     Related-party transactions
Relationship with Bluebird Bio
Following the separation, bluebird bio is considered a related party.
In connection with the separation, the Company entered into a separation agreement (the “Separation Agreement”) with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the Separation Agreement is to provide 2seventy bio and bluebird bio with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. bluebird bio and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions. In accordance with the Separation Agreement with bluebird bio, there were certain other transactions and adjustments post-Separation between the Company and bluebird bio. For the two months since separation through to December 31, 2021, the Company recorded a net charge to operating expense of $0.2 million related to the Separation Agreement.
The Company and bluebird bio also entered into a tax matters agreement, dated as of November 3, 2021, governing bluebird bio’s and 2seventy bio's respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect of tax matters).

In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird bio is responsible for liabilities associated with other employees, including employees retained by bluebird bio. Included in the agreement are also specific clauses relating to liabilities assumed by bluebird bio for the costs incurred prior to the separation. For the two months since separation through to December 31, 2021, the Company recorded a net charge to operating expense of $1.8 million for costs stipulated by the agreement.
The Company and bluebird bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird bio granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields. Charges associated to the intellectual property license agreement will commenced in 2022, there were no costs associated to the period since separation through to December 31, 2021.
The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. The Company recorded a $1.4 million in other income, reflecting services provided to bluebird bio and $0.7 million of operating expenses for activities related to the transition services.
Additionally, under the transition services agreements, 2seventy bio will sublease 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage will decrease to 23% for the remainder of the year. The Company recorded $0.8 million in other income related to sublease income from bluebird under this arrangement during the year ended December 31, 2021.
As of December 31, 2021, amounts due to bluebird bio under the above agreements were $1.5 million, of which $1.2 million was included in accrued expenses and other current liabilities and $0.3 million was included in accounts payable. As of December 31, 2021, amounts due from bluebird bio under the above agreements were $1.6 million and were included in receivables and other current assets.
Corporate allocations
Prior to the separation, the Company did not operate as a separate, stand-alone entity, but rather was managed and operated in the normal course of business under bluebird bio. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the Company's stand-alone consolidated and combined financial statements for periods prior to the separation as described b. The expenses reflected in the consolidated and combined financial statements may not be indicative of expenses that will be incurred by the Company in the future.
For periods prior to the separation, the consolidated and combined financial statements reflect allocations of certain expenses from bluebird bio, including, but not limited to, general corporate expenses, such as senior management, legal, human resources, accounting, other financial services (such as treasury, audit and purchasing), tax, information technology, and corporate employee benefits, incentives and stock-based compensation included within selling, general and administrative expense.
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $55.3 million, $76.6 million, and $67.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The financial information in these consolidated and combined financial statements for periods prior to the separation does not necessarily include all the expenses that would have been incurred by the Company had it been a separate, stand-alone entity. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organization structure and functions outsourced or performed by employees. See Note 2, Summary of significant accounting policies and basis of presentation, for additional information on the preparation and basis of presentation of these consolidated and combined financial statements, including the treatment of certain research and development costs not directly attributable to individual programs.
Usage of the Company's assets by bluebird bio and of bluebird bio's assets by the Company prior to the separation
Certain assets have been reflected in these consolidated and combined financial statements as the underlying assets were attributed to the Company; however, bluebird bio has historically utilized a portion of the underlying asset as part of its operations. Accordingly, the expense related to the underlying asset has been reflected in the combined financial statements. The Company has also recorded an imputed charge to bluebird bio to reflect the cost of bluebird bio's proportional usage. In addition, the Company has recorded as an expense an imputed charge to reflect the cost of the Company's proportional usage of certain underlying assets not reflected in the consolidated and combined financial statements but for which the Company has historically utilized a portion of the underlying asset as part of its operations. The income and expense recognized by the Company for periods prior to the separation resulting from these imputed charges was recorded as other income, net in the combined financial statements and was as follows:

	Year ended December 31,
	2021	2020	2019
Imputed charge to bluebird bio for leases	$14,833	$16,562	$17,694
Imputed charge from bluebird bio for leases	(908)	(1,072)	(696)
Imputed charge to bluebird bio for property, plant and equipment	1,891	2,225	3,385
Imputed charge from bluebird bio for property, plant and equipment	(1,130)	(229)	(99)
Imputed charge to bluebird bio for intangible assets	82	199	65
Other	(1)	155	(116)
	$14,767	$17,840	$20,233
Other components of other income, net, that are not shown in the table above include immaterial gains and losses on disposals of fixed assets.
Stock-based compensation
As discussed in Note 13, Stock-based compensation, prior to the separation, 2seventy bio’s employees participated in bluebird bio's stock-based compensation plans, the costs of which have been allocated to 2seventy bio and recorded in research and development and selling, general and administrative expenses in the consolidated and combined statements of operations and comprehensive loss.

Retirement plans
As discussed in Note 15, 401(k) Savings plan, prior to the separation, 2seventy bio’s employees participated in bluebird bio's 401(k) Savings plan, the costs of which have been allocated to 2seventy bio and recorded in research and development and selling, general and administrative expenses in the consolidated and combined statements of operations and comprehensive loss.
Transaction costs
Prior to the separation, bluebird bio had incurred costs related to the separation of the Company. To the extent separation costs are incurred that will directly benefit the Company as a stand-alone company, such costs were allocated to the Company.
Centralized cash management
Prior to the separation, no separate cash accounts for 2seventy bio were maintained and, therefore, bluebird bio was presumed to have funded 2seventy bio’s operating, investing and financing activities as necessary. As cash was disbursed and received by bluebird bio, for purposes of the consolidated and combined financial statements, funding of 2seventy bio’s expenditures was reflected in the consolidated and combined financial statements as a component of net parent investment.
15.     401(k) Savings plan
Prior to the spin-off, all 2seventy employees were covered by bluebird bio’s defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“bluebird 401(k) Plan”), which was established in 1997. Upon spin-off, 2seventy bio established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“2seventy 401(k) Plan”), which covers all employees who meet defined minimum age and service requirements, including those who became employees of the Company, and allows participants to defer a portion of their annual compensation on a pretax basis. Expense related to the bluebird and 2seventy 401(k) Plans for 2seventy employees totaled $2.4 million, $2.2 million, $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
16.     Income taxes
The Company did not operate as a separate, stand-alone entity for periods prior to the separation. The Company’s statement of operations for periods prior to separation have been prepared on a carve out basis. The Company’s income tax provision for the year ended December 31, 2021 has been prepared on a stand alone basis for the period in which the Company was an independent, publicly traded Company from November 4, 2021 through December 31, 2021. Accordingly, the amount and composition of its tax losses, credits, and other deferred tax assets included in the consolidated and combined financial statements has change as the result of the Company’s separation from bluebird bio.
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Domestic	$(292,213)	$(120,114)	$(320,594)
Foreign	—	—	—
Total	$(292,213)	$(120,114)	$(320,594)
The Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.
For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any income tax expense (benefit) as the Company was subject to a full valuation allowance. A reconciliation of income tax expense

(benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	0.6%	3.8%	5.5%
Permanent differences	—%	0.3%	(0.1)%
Stock-based compensation	0.3%	(4.1)%	(0.5)%
Research and development credit	0.2%	13.8%	5.6%
Officer compensation limitation	(0.4)%	(1.6)%	(0.7)%
Uncertain tax positions	—%	(1.1)%	(0.4)%
Other	(1.1)%	—%	(0.2)%
Change in valuation allowance	64.8%	(32.1)%	(30.2)%
Separation adjustment	(85.4)%	—%	—%
Effective income tax rate (expense) benefit	—%	—%	—%
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$12,142	$149,570
Tax credit carryforwards (federal and state)	466	49,379
Capitalized license fees and research and development expenses	11,905	13,091
Deferred revenue	13,724	15,348
Stock-based compensation	15,824	21,400
Lease liabilities	71,941	34,119
Accruals and other	5,395	2,715
Total deferred tax assets	131,397	285,622
Intangible assets	(476)	(1,509)
Right-of-use assets	(69,693)	(31,139)
Fixed assets	(2,958)	(5,477)
Less: valuation allowance	(58,270)	(247,497)
Net deferred taxes	$—	$—
For the year ended December 31, 2020, deferred tax assets and liabilities are a result of the separate return calculation presentation and may not represent deferred tax assets and liability balances after the separation.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $47.9 million, which may be available to offset future income tax liabilities and which will carryforward indefinitely. As of December 31, 2021, the Company also had U.S. state net operating loss carryforwards of approximately $34.3 million, which may be available to offset future income tax liabilities and expire at various dates through 2041.
As of December 31, 2021, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $0.5 million, available to reduce future tax liabilities which expire at various dates through 2041. An analysis of the U.S. research and development and orphan drug credits has not yet been completed. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percent over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. With respect to the period from separation through December 31, 2021, the valuation allowance increased on a net basis by approximately $58.3 million.
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
The Company is in the process of filing its first tax return and has no history of tax audits on a standalone basis and will regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2019	$3,070
Increases (decreases) for tax positions related to current period	1,333
Increases (decreases) for tax positions related to prior periods	—
Balance as of December 31, 2020	4,403
Increases (decreases) for tax positions related to current period	36
Increases (decreases) for tax positions as part of separation adjustment	(4,403)
Balance as of December 31, 2021	$36

The unrecognized tax benefits at December 31, 2021 is not material and, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the year ended December 31, 2021, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

17.     Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2021	2020	2019
Outstanding stock options (1)	1,490	—	—
Restricted stock units (1)	1,080	—	—
	2,570	—	—
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
18.     Subsequent events
In March 2022, the Company entered into stock purchase agreements with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of the Company’s common stock at a purchase price per share of $12.20. This resulted in aggregate gross proceeds to the Company of approximately $170 million, before deducting placement agent fees and other offering expenses payable by the Company.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 4, 2021).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
4.4*	Description of Securities.
10.1#	2seventy bio, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 1, 2021).
10.2#	2seventy bio, Inc. 2021 Stock Option and Incentive Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 1, 2021).
10.3#	2seventy bio, Inc. Senior Executive Cash Incentive Bonus Plan.
10.4*	2seventy bio, Inc. Non-Employee Director Compensation Policy.
10.5#	Form of Indemnification Agreement between 2seventy bio, Inc. and individual directors (incorporated by reference to Exhibit 10.6 to Form 10 filed on October 8, 2021).
10.6†	Lease, dated September 21, 2015, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.22 to Form 10 filed on October 8, 2021).
10.7	First Amendment to Lease, dated June 21, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.23 to Form 10 filed on October 8, 2021).
10.8	Second Amendment to Lease, dated November 14, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.24 to Form 10 filed on October 8, 2021).
10.9#
Executive Employment Agreement between 2seventy bio, Inc. and Nick Leschly, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on November 4, 2021).

10.10#
Executive Employment Agreement between 2seventy bio, Inc. and William Baird, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on November 4, 2021).

10.11#
Executive Employment Agreement between 2seventy bio, Inc. and Philip Gregory, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on November 4, 2021).

10.12*#	Letter Agreement between 2seventy bio, Inc. and Nicola Heffron, dated as of November 8, 2021.
10.13*#†	Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of December 1, 2021.
10.14*#	Amendment to Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of December 8, 2021.
10.15†
Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation, dated February 16, 2016 (incorporated by reference to Exhibit 10.14 to Form 10 filed on October 8, 2021).

10.16†
Second Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020 (incorporated by reference to Exhibit 10.15 to Form 10 filed on October 8, 2021).

10.17†	License Agreement, dated August 13, 2014, by and between bluebird bio, Inc. and Biogen Idec MA Inc.
10.18†
Assumption Agreement by and between 2seventy bio, Inc. and bluebird bio, Inc. with respect to Securities Purchase Agreement, dated September 7, 2021, by and among bluebird bio, Inc. and the institutional investors named therein, and Registration Rights Agreement, dated September 7, 2021, by and among bluebird bio, Inc. and the persons listed on the attached Schedule A thereto (incorporated by reference to Exhibit 10.21 to Form 10 filed on October 8, 2021).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*    Filed herewith.
**The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
#          Indicates a management contract or compensatory plan, contract or arrangement.
†         Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2022	2seventy bio, Inc.
By: /s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Nick Leschly, William Baird, and Teresa Jurgensen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 22, 2022.

SIGNATURE	TITLE

/s/ Nick Leschly	President, Chief Executive Officer and Director (Principal Executive Officer)
Nick Leschly

/s/ Chip Baird	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William D .Baird, III

/s/ Daniel S. Lynch	Director
Daniel S. Lynch

/s/ Sarah Glickman	Director
Sarah Glickman

/s/ Ramy Ibrahim, M.D.	Director
Ramy Ibrahim, M.D.

/s/ Denice Torres	Director
Denice Torres

/s/ Marcela Maus, M.D., Ph.D.	Director
Marcela Maus, M.D., Ph.D.

/s/ William R. Sellers, M.D.	Director
William R. Sellers, M.D.