Form 10-Q
period 2022-03-31
2seventy bio, Inc.
filed 2022-05-12
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 37,622,368 shares of common stock as of May 5, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$270,893	$130,414
Marketable securities	106,973	134,643
Prepaid expenses	18,002	9,512
Receivables and other current assets	16,931	16,995
Total current assets	412,799	291,564
Property, plant and equipment, net	35,038	34,913
Marketable securities	74,683	97,124
Intangible assets, net	8,774	9,892
Goodwill	12,056	12,056
Operating lease right-of-use assets	270,825	275,534
Restricted cash and other non-current assets	37,746	38,592
Total assets	$851,921	$759,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,647	$6,024
Accrued expenses and other current liabilities	58,475	55,410
Operating lease liability, current portion	10,066	9,769
Deferred revenue, current portion	5,000	5,000
Collaboration research advancement, current portion	19,125	22,185
Total current liabilities	106,313	98,388
Deferred revenue, net of current portion	25,762	25,762
Collaboration research advancement, net of current portion	710	1,135
Operating lease liability, net of current portion	269,289	272,446
Other non-current liabilities	2,431	2,122
Total liabilities	404,505	399,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 37,616 and 23,585 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	2
Additional paid-in capital	575,421	400,026
Accumulated other comprehensive loss	(2,804)	(712)
Accumulated deficit	(125,205)	(39,494)
Total stockholders’ equity	447,416	359,822
Total liabilities and stockholders’ equity	$851,921	$759,675
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2022	2021
Revenue:
Service revenue	$4,055	$5,918
Collaborative arrangement revenue	3,487	1,519
Royalty and other revenue	887	4,464
Total revenues	8,429	11,901
Operating expenses:
Research and development	69,245	77,571
Selling, general and administrative	23,861	24,627
Share of collaboration loss	5,352	—
Cost of royalty and other revenue	511	1,704
Change in fair value of contingent consideration	48	369
Total operating expenses	99,017	104,271
Loss from operations	(90,588)	(92,370)
Interest income, net	115	—
Other income, net	4,762	5,174
Loss before income taxes	(85,711)	(87,196)
Income tax (expense) benefit	—	—
Net loss and comprehensive loss	$(85,711)	$(87,196)
Net loss per share - basic and diluted	$(3.20)	$(3.73)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	26,751	23,369
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.	$(2,092)	$—
Total other comprehensive loss	$(2,092)	$—
Comprehensive loss	$(87,803)	$(87,196)
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	—	165,655	—	—	165,657
Stock-based compensation	—	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$—	$575,421	$(2,804)	$(125,205)	$447,416

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	—	$—	$74,629	$—	$—	$—	$74,629
Stock-based compensation - bluebird bio allocation	—	—	17,109	—	—	—	17,109
Transfers from bluebird bio	—	—	71,101	—	—	—	71,101
Net loss	—	—	(87,196)	—	—	—	(87,196)
Balances at March 31, 2021	—	$—	$75,643	$—	$—	$—	$75,643

See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,711)	$(87,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	48	369
Depreciation and amortization	3,530	3,676
Stock-based compensation expense	9,739	17,109
Other non-cash items	1,227	69
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,768)	2,262
Operating lease right-of-use assets	4,710	3,652
Accounts payable	6,228	4,535
Accrued expenses and other liabilities	280	(1,248)
Operating lease liabilities	(2,860)	(5,639)
Deferred revenue	—	(820)
Collaboration research advancement	(3,487)	(1,519)
Net cash used in operating activities	(74,064)	(64,750)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,585)	(6,351)
Purchases of marketable securities	(22,450)	—
Proceeds from maturities of marketable securities	70,784	—
Net cash provided by (used in) investing activities	44,749	(6,351)
Cash flows from financing activities:
Transfers from bluebird bio	—	71,101
Proceeds from issuance of common stock in private placement	170,000	—
Proceeds from exercise of stock options and ESPP contributions	99	—
Net cash provided by financing activities	170,099	71,101
Increase (decrease) in cash, cash equivalents and restricted cash	140,784	—
Cash, cash equivalents and restricted cash at beginning of period	163,266	—
Cash, cash equivalents and restricted cash at end of period	$304,050	$—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$270,893	$—
Restricted cash included in restricted cash and other non-current assets	33,157	—
Total cash, cash equivalents, and restricted cash	$304,050	$—
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,925	$1,954
Private placement issuance costs included in accounts payable and accrued expenses	$4,343	$—
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company is advancing multiple preclinical and clinical programs in oncology and, together with Bristol Myers Squibb (“BMS”), delivering the first FDA-approved CAR T therapy in multiple myeloma, ABECMA (idecabtagene vicleucel, or ide-cel), to patients in the United States. Please refer to Note 9, Collaborative arrangements and strategic partnerships for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company which was incorporated in Massachusetts on December 13, 2021 and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
The separation from bluebird bio, Inc.
In January 2021, bluebird bio, Inc. (“bluebird bio”) announced its plans to separate its oncology portfolio and programs from its severe genetic disease portfolio and programs, and spin off its oncology portfolio and programs into a separate, publicly traded company. In furtherance of this plan, on September 30, 2021, bluebird bio’s board of directors approved the distribution of all of the issued and outstanding shares of 2seventy bio common stock on the basis of one share of 2seventy bio common stock for every three shares of bluebird bio common stock issued and outstanding on October 19, 2021, the record date for the distribution. As a result of the distribution, which occurred on November 4, 2021, 2seventy bio became an independent, publicly traded company.
On November 3, 2021, the Company also entered into a separation agreement with bluebird bio, which is referred to in this quarterly report as the separation agreement, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which 2seventy bio temporarily receives certain services from bluebird bio, and a second transition services agreement under which 2seventy bio temporarily provides certain services to bluebird bio. These agreements also govern certain of 2seventy bio’s relationships with bluebird bio after the separation. For additional information regarding the separation agreement and the other related agreements, refer to Note 13, Related-party transactions and the section captioned “Transactions with Related and Certain Other Parties” in this Quarterly Report on Form 10-Q.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2022, the Company incurred a net loss of $85.7 million and used $74.1 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding.
As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $452.5 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The

Company intends to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
2.    Summary of significant accounting policies and basis of presentation
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated and combined financial statements for the three months ended March 31, 2022 and 2021 are consistent with those discussed in Note 2 to the consolidated and combined financial statements for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K.
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. Accordingly, the Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2021, have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records.
The accompanying condensed consolidated and combined financial statements reflect the historical results of the operations, financial position and cash flows of the Company and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
The historical results of operations and cash flows of 2seventy bio presented in these condensed consolidated and combined financial statements for periods prior to the separation may not be indicative of what they would have been had 2seventy bio operated as an independent, stand-alone entity for those periods. The historical results of operations, financial position and cash flows of 2seventy bio presented in these condensed consolidated and combined financial statements for periods subsequent to the separation are not necessarily indicative of 2seventy bio's future results of operations, financial position and cash flows.
In the opinion of management, the unaudited interim condensed consolidated and combined financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.
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

3.    Marketable securities
The following table summarizes the marketable securities held at March 31, 2022 and December 31, 2021 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2022
U.S. government agency securities and treasuries	$140,192	$3	$(2,028)	$138,167
Corporate bonds	33,803	—	(136)	33,667
Commercial paper	9,822	—	—	9,822
Total	$183,817	$3	$(2,164)	$181,656
December 31, 2021
U.S. government agency securities and treasuries	$128,899	$—	$(507)	$128,392
Corporate bonds	49,368	—	(58)	49,310
Commercial paper	54,065	—	—	54,065
Total	$232,332	$—	$(565)	$231,767
No available-for-sale debt securities held as of March 31, 2022 or December 31, 2021 had remaining maturities greater than five years.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022
Assets:
Cash and cash equivalents	$270,893	$270,893	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	138,167	—	138,167	—
Corporate bonds	33,667	—	33,667	—
Commercial paper	9,822	—	9,822	—
Total assets	$452,549	$270,893	$181,656	$—
Liabilities:
Contingent consideration	$1,996	$—	$—	$1,996
Total liabilities	$1,996	$—	$—	$1,996
December 31, 2021
Assets:
Cash and cash equivalents	$130,414	$130,414	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	128,392	—	128,392	—
Corporate bonds	49,310	—	49,310	—
Commercial paper	54,065	—	54,065	—
Total assets	$362,181	$130,414	$231,767	$—
Liabilities:
Contingent consideration	$1,948	$—	$—	$1,948
Total liabilities	$1,948	$—	$—	$1,948
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million as of March 31, 2022. No accrued interest receivable was written off during the three months ended March 31, 2022.
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2022. As such, an allowance for credit losses was not recognized. As of March 31, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated and combined statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in other non-current liabilities on the condensed consolidated balance sheets.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the three months ended March 31, 2022
Beginning balance	$1,948
Additions	—
Changes in fair value	48
Payments	—
Ending balance	$1,996
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Laboratory equipment	$33,065	$31,710
Leasehold improvements	26,709	28,479
Office equipment	6,080	6,080
Construction-in-progress	5,515	3,462
Computer equipment and software	5,260	5,260
Total property, plant and equipment	76,629	74,991
Less accumulated depreciation and amortization	(41,591)	(40,078)
Property, plant and equipment, net	$35,038	$34,913
North Carolina manufacturing facility
In July 2021, bluebird bio and National Resilience, Inc. ("Resilience") announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. As a result, bluebird bio disposed of $111.2 million of net assets, primarily consisting of the building and laboratory equipment. Prior to its disposal by bluebird bio, the North Carolina manufacturing facility was expected to be attributed to the Company as part of the separation and, accordingly, the manufacturing facility was included within the Company’s financial statements prior to its disposal. The disposition of the net assets of the North Carolina manufacturing facility was reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. Please refer to

Note 9, Collaborative arrangements and strategic partnerships, for further discussion regarding the strategic manufacturing collaboration with Resilience.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Employee compensation	$14,796	$24,655
Collaboration research costs	14,082	2,576
Manufacturing costs	11,097	5,459
Royalties	4,146	6,768
Professional fees	1,942	1,688
Clinical and contract research organization costs	1,938	3,229
Property, plant, and equipment	1,311	2,241
Separation related costs	818	762
Other	8,345	8,032
Total accrued expenses and other current liabilities	$58,475	$55,410
7.    Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, that was attributed to it in connection with the separation. There have been no material changes to the lease obligations from those disclosed in Note 7, Leases, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K.

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation. As of March 31, 2022, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. These agreements include the collaboration agreements entered into with BMS and Regeneron Pharmaceuticals, Inc. ("Regeneron") and the agreements entered into with Resilience, all of which were assigned to the Company in connection with the separation. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 9, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron and Resilience agreements and to Note 10, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of March 31, 2022, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 9, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ABECMA®.
Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio also entered into a commercial supply agreement and a development manufacturing supply agreement with Resilience. Certain rights and obligations under the asset purchase agreement and certain of the ancillary agreements, including the commercial supply agreement and the development manufacturing supply agreement, among others, were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. As of March 31, 2022, the Company has accrued $8.0 million related to the net operating losses of Resilience. In exchange, under the terms of the development manufacturing supply agreement, the Company will receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company has therefore committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction. Please refer to Note 9, Collaborative arrangements and strategic partnerships, for further discussion.
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in future minimum purchase commitments from those disclosed in Note 8, Commitments and Contingencies, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K.
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

9.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS and Regeneron, each as further described below. These agreements were assumed by the Company in connection with the separation.
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K. During the first quarter of 2022, there have been no changes to the terms of the collaboration agreement with BMS.
ABECMA
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
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the Amended Ide-Cel CCPS are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e., commercial sales of ABECMA by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated and combined statement of operations and comprehensive loss.
The Company’s share of collaboration loss from commercial activities was $5.4 million and $0.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. ABECMA was approved for commercial sale in the U.S. in March 2021 and commercial sales did not begin until April 2021. Accordingly, there is no collaboration profit or loss on commercial activities for the three months ended March 31, 2021. The amounts reported for the three months ended March 31, 2022 represent the Company’s share of BMS’ ABECMA product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the condensed consolidated and combined statements of operations and comprehensive loss as described below.
The Company is also responsible for equally sharing in the ongoing ide-cel research and development activities being conducted by BMS in the United States as BMS continues conducting ongoing clinical studies to support the use of ABECMA in earlier lines of therapy. The net amount owed to BMS for research and development activities determined on a quarterly basis is classified as research and development expense on the condensed consolidated and combined statement of operations and comprehensive loss. If BMS is obligated to reimburse the Company because the Company’s research and development costs exceeds BMS’ research and development costs in a particular quarterly period, the net amount is recorded as collaborative arrangement revenue.
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net expense	$(6,893)	$(16,825)

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
ASC 606 ide-cel license and manufacturing revenue - ex-U.S.	$2,790	$5,104

bb21217
In addition to the activities related to ide-cel, BMS previously exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the collaboration arrangement with BMS which is further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K.
Under the collaboration arrangement with BMS, the Company has an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, and based in part on the strength of ABECMA clinical data and commercial sales to date, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217 and does not expect to co-develop and co-promote bb21217. Because the Company does not intend to exercise this option, it expects to receive an additional fee in the amount of $10.0 million from BMS pursuant to the terms of the collaboration arrangement. Under this scenario, there would be no change to the U.S. milestones and royalties for U.S. sales of bb21217, for which the Company would be eligible to receive.
All of the remaining development, regulatory, and commercial milestones related to U.S. development, regulatory and commercialization activities are fully constrained and are therefore excluded from the transaction price. The transaction price associated with the collaboration arrangement consists of $31.0 million of upfront payments and option payments received from BMS and $1.8 million in variable consideration which represents reimbursement to be received from BMS for manufacturing vector and associated payloads through development which has not yet been received. The Company has identified two performance obligations with respect to the arrangement with BMS. The initial performance obligation was for research and development services that were substantially completed in September 2019, associated with the initial phase 1 clinical trial of bb21217. The Company allocated $5.4 million of consideration to the research and development services performance obligation and fully recognized the consideration through September 2019. The other performance obligation relates to a combined performance obligation for the bb21217 license and vector manufacturing services through development, and the remaining $27.4 million in consideration was allocated to this combined performance obligation. The Company will satisfy this combined performance obligation as the bb21217 manufacturing services are performed. As of March 31, 2022, the Company has not commenced manufacturing and the full amount of the allocated transaction price remains unsatisfied. The Company had $25.8 million of deferred revenue as of March 31, 2022 and December 31, 2021 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the three months ended March 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at March 31, 2022
Receivables	$652	$—	$(652)	$—
Contract liabilities:
Deferred revenue	$25,762	$—	$—	$25,762
The decrease in the receivables balance for the three months ended March 31, 2022 is driven by amounts paid to the Company from BMS in the period under the settlement terms of the collaboration agreement.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of March 31, 2022 and December 31, 2021, the Company has $19.8 million and $23.3 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $3.5 million and $1.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three months ended March 31, 2022, and 2021, respectively.
Resilience
Background
In July 2021, bluebird bio and Resilience US, Inc. (formerly known as Resilience Boston, Inc.), an affiliate of Resilience, signed an Asset Purchase Agreement (the “Agreement”). As part of the Agreement, and upon the closing of the transaction which occurred in September 2021, Resilience acquired bluebird bio's lentiviral vector manufacturing facility located in Durham, North Carolina and retained staff employed at the site. In exchange, bluebird bio received $110.3 million for the facility and related fixed assets. Upon the completion of the separation in November 2021, certain rights and obligations under the Agreement and certain Ancillary Agreements were assigned by bluebird bio to 2seventy bio, with 2seventy bio assuming all rights and obligations these agreements convey.
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
Future royalty payments under the License Agreement (which was assigned to the Company as previously described) are considered part of the consideration associated with the disposition of the manufacturing facility. In accordance with ASC 450, the Company will recognize future royalties received under the License Agreement in the period the contingencies are resolved as an adjustment to the consideration received as other income in the condensed consolidated and combined statements of operations and comprehensive loss.
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
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the three months ended March 31, 2022, $1.3 million of revenue was recognized under this agreement.

10.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $0.9 million and $4.5 million of royalty and other revenue in the three months ended March 31, 2022 and 2021, respectively.
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
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Upon regulatory approval of lisocabtagene maraleucel during the first quarter of 2021, bluebird bio received a $2.5 million milestone payment from Juno, which is included within royalty and other revenue in the Company’s condensed consolidated and combined financial statements. Royalty revenue recognized from sales of lisocabtagene maraleucel is also included within royalty and other revenue in the condensed consolidated and combined statement of operations and comprehensive loss.

11.    Equity
In March 2022, the Company entered into stock purchase agreements with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of the Company’s common stock at a purchase price per share of $12.20. This resulted in aggregate net proceeds to the Company of approximately $165.7 million, after deducting placement agent fees and other offering expenses payable by the Company.

12.    Stock-based compensation
In connection with 2seventy’s separation from bluebird bio on November 4, 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the employee matters agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution. Refer to Note 13, Stock-based compensation, to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for details on the conversion methodology of the equity awards.
In October 2021, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) which allows for the granting of incentive stock options, non-qualified stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and restricted stock awards to 2seventy bio’s employees, members of the board of directors, and consultants of 2seventy bio, including those who became employees of the Company in connection with the separation. Shares of the Company’s common stock underlie all awards granted under the 2021 Plan.
Stock-based compensation expense
For periods prior to the separation, stock-based compensation expense was allocated to the Company using a combination of specific identification and time spent on projects at various levels of the organization, which management believes are consistent and reasonable. Post separation, stock-based compensation expense includes compensation cost related to 2seventy equity awards held by its employees as well as bluebird bio equity awards issued upon separation to its employees.
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Stock options	$4,404	$7,586
Restricted stock units	5,314	7,205
Employee stock purchase plan and other	21	2,318
	$9,739	$17,109

Stock-based compensation expense by classification included within the condensed consolidated and combined statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Research and development	$4,218	$9,431
Selling, general and administrative	5,521	7,678
	$9,739	$17,109
Employee Stock Purchase Plan
During the three months ended March 31, 2022, no shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan.

13.    Related-party transactions
Relationship with bluebird bio
Following the separation, bluebird bio is considered a related party.
In connection with the separation, the Company entered into a separation agreement (the “Separation Agreement”) with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the Separation Agreement is to provide 2seventy bio and bluebird bio with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. bluebird bio and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions. In accordance with the Separation Agreement with bluebird bio, there were certain other transactions and adjustments post-Separation between the Company and bluebird bio. For the three months ended March 31, 2022, the Company recorded a net receivable to operating income of $2.9 million related to the Separation Agreement.
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
In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird bio is responsible for liabilities associated with other employees, including employees retained by bluebird bio. Included in the agreement are also specific clauses relating to liabilities assumed by bluebird bio for the costs incurred prior to the separation. For the three months ended March 31, 2022, the Company recorded a net charge to operating expense of $0.2 million for costs stipulated by the employee matters agreement.
The Company and bluebird bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird bio granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields. Charges associated to the intellectual property license agreement commenced in 2022. For the three months ended March 31, 2022, the Company recorded immaterial costs associated with this agreement.
The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. For the three months ended March 31, 2022, the Company recorded $3.6 million in other income reflecting services provided to bluebird bio and $0.6 million of operating expenses reflecting services received from bluebird bio, for activities related to the transition services.
Additionally, under the transition services agreements, 2seventy bio is subleasing 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage will decrease to 23% for the remainder of the year. The Company recorded $1.2 million in other income related to sublease income from bluebird under this arrangement during the three months ended March 31, 2022.
As of March 31, 2022, amounts due to bluebird bio under the above agreements were $0.4 million and are included in accrued expenses. As of March 31, 2022, amounts due from bluebird bio under the above agreements were $6.5 million and are included in receivables and other current assets.
Corporate allocations
Prior to the separation, the Company did not operate as a separate, stand-alone entity, but rather was managed and operated in the normal course of business under bluebird bio. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the Company's stand-alone condensed consolidated and combined financial statements for periods prior to the separation as described. The expenses reflected in the consolidated and combined financial statements may not be indicative of expenses that will be incurred by the Company in the future.
For periods prior to the separation, the condensed consolidated and combined financial statements reflect allocations of certain expenses from bluebird bio, including, but not limited to, general corporate expenses, such as senior management, legal, human resources, accounting, other financial services (such as treasury, audit and purchasing), tax, information technology, and corporate employee benefits, incentives and stock-based compensation included within selling, general and administrative expense.
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $19.9 million for the three months ended March 31, 2021.
The financial information in these condensed consolidated and combined financial statements for periods prior to the separation does not necessarily include all the expenses that would have been incurred by the Company had it been a separate, stand-alone entity. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organization structure and functions outsourced or performed by employees. See Note 2, Summary of significant accounting policies and basis of presentation, to the consolidated and combined financial statements included in the Company’s 2021 Annual Report on 10-K for additional information on the preparation and basis of presentation of these condensed consolidated and combined financial statements, including the treatment of certain research and development costs not directly attributable to individual programs.
Usage of the Company's assets by bluebird bio and of bluebird bio's assets by the Company prior to separation
Certain assets have been reflected in these condensed consolidated and combined financial statements as the underlying assets were assumed by the Company; however, bluebird bio has historically utilized a portion of the underlying asset as part of its operations. Accordingly, the expense related to the underlying asset has been reflected in the 2021 condensed consolidated and combined financial statements. The Company has also recorded an imputed charge to bluebird bio to reflect the cost of bluebird bio's proportional usage. In addition, the Company has recorded as an expense an imputed charge to reflect the cost of the Company's proportional usage of certain underlying assets not reflected in the condensed consolidated and combined financial statements but for which the Company has historically utilized a portion of the underlying asset as part of its operations. The income and expense recognized by the Company resulting from these imputed charges is recorded as other income, net in the 2021 condensed consolidated and combined financial statements and was as follows (in thousands):

For the three months ended March 31,
2021
Imputed charge to bluebird bio for leases	$4,465
Imputed charge from bluebird bio for leases	(259)
Imputed charge to bluebird bio for property, plant and equipment	528
Imputed charge from bluebird bio for property, plant and equipment	(51)
Imputed charge to bluebird bio for intangible assets	36
Other	(1)
$4,718
Other components of other income, net, that are not shown in the table above primarily include immaterial rental income and gains and losses on disposals of fixed assets. There are no such imputed charges in 2022 as the Company recognized all post separation income and costs related pursuant to the terms of the various transition agreements between the Company and bluebird bio, as discussed in previous section.

Stock-based compensation
As discussed in Note 12, Stock-based compensation, 2seventy bio’s employees participated in bluebird bio's stock-based compensation plans, the costs of which have been allocated to 2seventy bio and recorded in research and development and selling, general and administrative expenses in the condensed consolidated and combined statements of operations and comprehensive loss.
Retirement plans
2seventy bio’s employees participated in bluebird bio's 401(k) Savings plan, the costs of which have been allocated to 2seventy bio and recorded in research and development and selling, general and administrative expenses in the condensed consolidated and combined statements of operations and comprehensive loss.
Transaction costs
Prior to the separation, bluebird bio had incurred costs related to the separation of the Company. To the extent separation costs were incurred that directly benefited the Company as a stand-alone company, such costs were allocated to the Company.
Centralized cash management
Prior to separation, no separate cash accounts for 2seventy bio were maintained and, therefore, bluebird bio was presumed to have funded 2seventy bio’s operating, investing and financing activities as necessary. As cash was disbursed and received by bluebird bio, for purposes of the condensed consolidated and combined financial statements, funding of 2seventy bio’s expenditures was reflected in the condensed consolidated and combined financial statements as a component of net parent investment.

14.    Income taxes
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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2022	2021
Outstanding stock options (1)	2,780	—
Restricted stock units (1)	1,655	—
ESPP shares and other	35	—
	4,470	—
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
As described further in Note 9, Stockholders’ equity, to the consolidated and combined financial statements included in the Company’s 2021 Annual Report on Form 10-K, in November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. Based on the terms of the pre-funded warrants, management concluded that they should be considered outstanding shares in the computation of basic and diluted net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s 2021 Annual Report on Form 10-K, which was most recently filed with the Securities and Exchange Commission, or the SEC, on March 22, 2022.
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
We have never been profitable and have incurred net losses since inception. Our net loss was $85.7 million and $87.2 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur operating losses for at least the next several years as we:
•advance our next-generation programs in B-NHL, AML, and multiple myeloma through the clinic;
•manufacture clinical study drug product and materials and establish the infrastructure necessary to support and develop manufacturing capabilities;

•seek regulatory approval for our product candidates and advance our preclinical programs into clinical development;
•increase research and development-related activities for the discovery and development of product candidates and technologies in oncology; and
•incur costs related to our separation from bluebird bio into an independent, publicly traded company.
We are in the process of building a facility at our existing headquarters in Cambridge, Massachusetts to manufacture drug product for our future Phase 1 clinical trials, but currently, all of our manufacturing activities are contracted out to third parties, including Resilience. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin commercialization following marketing approval, if obtained, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution at such time. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $452.5 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months, although we intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties.

Separation from bluebird bio, Inc.
2seventy bio is a Delaware corporation. We did not operate as a separate, stand-alone entity prior to our separation from bluebird bio on November 4, 2021. Our historical financial statements for periods prior to the separation have been prepared on a carve-out basis and are derived from bluebird bio’s consolidated financial statements and accounting records. Our financial statements are presented in conformity with generally accepted accounting principles in the United States, or GAAP. See Note 2, Summary of significant accounting policies and basis of presentation, to the consolidated and combined financial statements for additional information on the preparation and basis of presentation of the financial statements. Our financial position, results of operations and cash flows historically operated as part of bluebird bio’s financial position, results of operations and cash flows prior to and until the distribution of our common stock to bluebird bio’s stockholders. The historical consolidated and combined financial statements may not be indicative of our future performance and, for periods prior the separation, do not necessarily reflect what our consolidated results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company.
On November 4, 2021, bluebird bio completed the separation and spin-off of its oncology portfolio and programs into 2seventy bio, retaining its severe genetic disease portfolio and programs. In connection with the separation, certain assets and liabilities, including certain accounts receivables and accounts payables, included on the condensed consolidated and combined balance sheets prior to the separation have been retained by bluebird bio post-separation and, therefore, were adjusted through net parent investment in our consolidated and combined financial statements. In addition, in connection with the separation, certain equity awards were converted in accordance with the employee matters agreement, as further described in Note 12, Stock-based compensation. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital.

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
Where the collaborator is the principal in the product sales, we recognize our share of any profits or losses, representing net product sales less cost of goods sold and shared commercial and other expenses, along with reimbursement by BMS of commercial costs incurred by the Company, in the period in which such underlying sales occur and costs are incurred by the collaborator. We also recognize our share of costs arising from research and development activities performed by collaborators in the period our collaborators incur such expenses.
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

•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma. We are winding down the study in 2022 following our election to discontinue development of bb21217.
•CRC-403 study – an open-label, multi-site Phase 1/2 dose-escalation study to examine the safety and efficacy of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL).
•PLAT-08 study – an open-label Phase 1 study to examine the safety and efficacy of SC-DARIC33 in pediatric and young adult relapsed or refractory acute myeloid leukemia (AML).
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
We expect our ongoing research and development expenses to be driven mainly by our advancement of the SC-DARIC33 and bbT369 clinical programs through phase 1 studies, funding our share of the costs of development of ABECMA, including clinical expansion to earlier lines of therapy, through our collaboration with BMS and manufacture clinical study materials in support of our clinical studies.
Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefits, personnel-related discretionary bonus, and stock-based compensation costs directly related to specific programs. We do not allocate certain general research and platform personnel costs, certain laboratory and related expenses, rent expense, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Three Months Ended March 31,
	2022	2021
ide-cel	$13,848	$34,840
bb21217	2,000	3,799
bbT369	6,459	5,822
SC-DARIC33	2,162	1,562
Preclinical programs	13,433	6,858
Total direct research and development expense	37,902	52,881
General research and platform personnel costs	7,644	8,195
Unallocated laboratory and manufacturing expenses	6,071	3,462
Facility and other support costs	17,628	13,033
Total other research and development expenses	31,343	24,690
Total research and development expense	$69,245	$77,571
The costs associated with our bbT369 and SC-DARIC33 programs were included in pre-clinical programs in the table shown above through December 31, 2021. The costs associated with our bbT369 and SC-DARIC33 programs are presented separately in the table above beginning in the first quarter of 2022 as we initiated the clinical studies for bbT369 and SC-DARIC33 in the first quarter of 2022.
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

As of March 31, 2022, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.0 million as of March 31, 2022, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2022, there were no material changes to our significant accounting policies as reported in our annual consolidated and combined financial statements included in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated and combined financial statements.

Results of Operations
Historically, for periods prior to the separation from bluebird bio, our operations were managed in the normal course of business as part of bluebird bio. Accordingly, for periods prior to the separation from bluebird bio certain shared costs have been allocated to us and reflected as expenses in the stand-alone condensed consolidated and combined financial statements, as described in greater detail in the notes to the condensed consolidated and combined financial statements. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical bluebird bio expenses attributable to us for purposes of the stand-alone financial statements. The expenses reflected in the condensed consolidated and combined financial statements may not be indicative of expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated and combined financial statements.

Comparison of the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Service revenue	$4,055	$5,918	$(1,863)
Collaborative arrangement revenue	3,487	1,519	1,968
Royalty and other revenue	887	4,464	(3,577)
Total revenues	8,429	11,901	(3,472)
Operating expenses:
Research and development	69,245	77,571	(8,326)
Selling, general and administrative	23,861	24,627	(766)
Share of collaboration loss	5,352	—	5,352
Cost of royalty and other revenue	511	1,704	(1,193)
Change in fair value of contingent consideration	48	369	(321)
Total operating expenses	99,017	104,271	(5,254)
Loss from operations	(90,588)	(92,370)	1,782
Interest income, net	115	—	115
Other income, net	4,762	5,174	(412)
Loss before income taxes	(85,711)	(87,196)	1,485
Income tax (expense) benefit	—	—	—
Net loss	$(85,711)	$(87,196)	$1,485
Revenue. Total revenue was $8.4 million for the three months ended March 31, 2022, compared to $11.9 million for the three months ended March 31, 2021. The decrease of $3.5 million was primarily attributable to a decrease in royalty and other revenue as a result of the termination of our license agreement with Novartis in March 2021.
Research and Development Expenses. Research and development expenses were $69.2 million for the three months ended March 31, 2022, compared to $77.6 million for the three months ended March 31, 2021. The overall decrease of $8.3 million was primarily attributable to the following:
•$9.9 million of decreased collaboration research funding costs, which is primarily driven by a decrease in our share of research and development costs under our collaboration with BMS;
•$1.3 million of decreased lab expenses and other platform costs; and
•$1.3 million of decreased employee compensation expenses, primarily due to decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards.

These decreased costs were partially offset by $3.7 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.9 million for the three months ended March 31, 2022, compared to $24.6 million for the three months ended March 31, 2021. The decrease of $0.8 million was primarily due to the following:
•$2.4 million of decreased employee compensation expenses, primarily due to decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards; and
•$1.7 million of decreased IT and other facility-related costs.
The decreased costs were partially offset by $3.4 million of increased legal fees related to patent applications and maintenance and increased consulting costs as we began incurring costs to operate as standalone company during the first quarter of 2022.
Share of Collaboration Loss. Share of collaboration loss for the three months ended March 31, 2022 represents our share of net loss arising from the commercialization of ABECMA under the BMS collaboration during the first quarter of 2022. During the period, we incurred significant costs related to vector and drug product manufacturing as we increase manufacturing capacity to support the commercial launch. ABECMA was approved in the U.S. at the end of March 2021 and sales did not begin until April 2021.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.5 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021. The decrease is attributable to decreased royalty and other revenue in the same periods.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the three months ended March 31, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio. For the three months ended March 31, 2021, other income, net primarily consisted of income resulting from the allocation of facility-related and depreciation expense to bluebird bio for its proportional use of assets that were assumed by us.
Note on the COVID-19 Pandemic
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) was reported and has since evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. Despite progress with distribution and administration of vaccines, the COVID-19 pandemic and its effects continue to evolve and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We continue to evaluate the impact of the COVID-19 pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities.

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
As of March 31, 2022, we had cash, cash equivalents, and marketable securities of approximately $452.5 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. We intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three months ended March 31, 2022, we incurred a loss of $85.7 million and used $74.1 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(74,064)	$(64,750)
Net cash provided by (used in) investing activities	44,749	(6,351)
Net cash provided by financing activities	170,099	71,101
Increase (decrease) in cash, cash equivalents and restricted cash	$140,784	$—
Cash Flows from Operating Activities. Net cash used in operating activities was $74.1 million for the three months ended March 31, 2022 and primarily consisted of a net loss of $85.7 million adjusted for non-cash items, including stock-based compensation of $9.7 million and depreciation and amortization of $3.5 million, as well as the change in our net working capital.
Net cash used in operating activities was $64.8 million for the three months ended March 31, 2021 and primarily consisted of net loss of $87.2 million adjusted for non-cash items, including stock-based compensation of $17.1 million, depreciation and amortization of $3.7 million, and the change in fair value of the contingent consideration of $0.4 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2022 was $44.7 million and was due to proceeds from maturities of marketable securities of $70.8 million, offset by the purchase of marketable securities of $22.5 million and the purchase of property, plant and equipment of $3.6 million.
Net cash used in investing activities for the three months ended March 31, 2021 was $6.4 million and was due to the purchase of property, plant and equipment.
Cash Flows from Financing Activities. Prior to the separation, bluebird bio managed our cash and financing arrangements. Accordingly, all excess cash generated through earnings was deemed remitted to bluebird bio and all sources of cash were deemed funded by bluebird bio.
Net cash provided by financing activities for the three months ended March 31, 2022 was $170.1 million and was primarily due to gross proceeds received of $170.0 million from the issuance of common stock in a private placement in March 2022.
Net cash provided by financing activities for the three months ended March 31, 2021 was $71.1 million and was due to cash transferred to us from bluebird bio based on changes in our cash used for operating activities and investing activities.

Funding Requirements
We intend to incur costs in support of the following activities:
•development of SC-DARIC33 and bbT369, including conduct of PLAT-08, the Phase 1 study of SC-DARIC33 in pediatric and young adult relapsed or refractory AML and CRC-403, the Phase 1/2 Study of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL);
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
Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves

Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 8, Commitments and contingencies, in the notes to condensed consolidated and combined financial statements, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated and combined financial statements included in the Company’s 2021 Annual Report on Form 10-K.

Transactions with Related and Certain Other Parties
Agreements with bluebird bio
On November 3, 2021, in connection with the separation and distribution, we entered into certain agreements with bluebird bio relating and giving effect to the separation, including a separation agreement, two transition services agreements, a tax matters agreement, an intellectual property license agreement and an employee matters agreement. The terms of these agreements, including information on the business purpose of such agreements, transaction prices, related ongoing contractual commitments and any related special risks or contingencies are discussed in greater detail in Item 13. “Certain Relationships and Related Transactions, and Director Independence,” included in our Annual Report on Form 10-K, which was filed with the SEC on March 22, 2022.
Participation in our 2022 Private Placement
On March 17, 2022, we issued and sold an aggregate of 13,934,427 shares of Common Stock (the “Shares”) pursuant to share purchase agreements between us and the purchasers of the Shares, for a purchase price of $12.20 per share, for aggregate gross proceeds to us of approximately $170 million, before deducting offering commissions and estimated offering expenses payable by us (the “Private Placement”). Certain affiliates of 2seventy bio purchased Shares on the same terms and conditions of the other investors in the Private Placement. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

Name	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Entities affiliated with EcoR1 Capital, LLC (1)	2,049,180	$24,999,996
Baker Bros Advisors LP (2)	1,229,508	$14,999,998
Nick Leschly (3)	368,857	$4,500,055
Total:	3,647,545	$44,500,049
_________________
(1) EcoR1 Capital LLC is a holder of greater than five percent of our common stock.
(2)Consists of 1,135,960 shares of common stock purchased and received by Baker Brothers Life Sciences, L.P., (“BBLS”) and 93,548 shares of common stock purchased and received by 667, L.P. (“667” and together with BBLS, the “ BBA Funds”). Baker Bros. Advisors LP, or BBA, is the investment adviser to the BBA Funds and has sole voting and investment power with respect to the securities held by the BBA Funds and thus may be deemed to beneficially own such securities. Baker Bros. Advisors (GP) LLC, or BBA-GP, is the sole general partner of BBA and thus may be deemed to beneficially own the securities held by the BBA Funds. The BBA Funds are holders of greater than five percent of our common stock.
(3)Nick Leschly is our chief executive officer and a member of our Board. Mr. Leschly's acquisition of shares in the Private Placement was approved by our Board of Directors and is exempted from the "short-swing" liability provisions of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 promulgated thereunder.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2022 we had cash, cash equivalents and marketable securities of $452.5 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.4 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.
Our business has incurred significant losses and we anticipate that we will incur continued losses for the foreseeable future. We have never recognized revenue from product sales and may never be profitable.
Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations, including a net loss of $85.7 million for the three months ended March 31, 2022. We expect to incur operating losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.
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
We expect to continue to incur significant expenses and continued operating losses for the foreseeable future. We will continue to incur expenses and our expenses may increase as we:
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
As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $452.5 million. We expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our current planned operations for at least the next twelve months from the date of issuance of these financial statements. We will, however, require significant additional funding to continue advancing our product candidates, alone or with strategic partners, through clinical studies and to seek marketing approval, as well as to continue advancing our research and development efforts with our other product candidates. We may also need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications or geographies for our product candidates, identify additional product candidates to advance through clinical development or otherwise expand more rapidly than we presently anticipate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Regardless of the terms of any debt or equity financing, our agreements and obligations under the tax matters agreement with bluebird bio may limit our ability to issue stock. See “—Risks Related to the Separation” in our Annual Report on Form 10-K.
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations. In addition, if we are unable to obtain necessary funding on a timely basis, we may have to liquidate some or all of our assets and may receive less than the value at which those assets are carried on our audited financial statements, which could cause investors to lose all or part of their investment.
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
We are engaged in the development of gene therapies for cancer and this field is competitive and rapidly changing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, one such competitive product, Janssen and Legend Biotech’s ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti, was approved by the FDA in February 2022. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the program that renders it commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ide-cel, we may be unable to advance the product candidate ourselves. In addition, we rely on BMS to deliver complete, accurate and timely information about its financial results related to ide-cel.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 4, 2021).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
10.1*#†	First Addendum Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of March 7, 2022.
10.2*#†	Second Addendum to Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of March 25, 2022.
10.3*†	Patent License Agreement, dated August 31, 2015, by and between bluebird bio, Inc. and the National Institutes of Health.
10.4*†	Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health.
10.5
Form of Share Purchase Agreement, dated March 15, 2022, by and between 2seventy bio, Inc. and purchasers in the March 2022 private placement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 16, 2022).

10.6
Form of Registration Rights Agreement, dated March 15, 2022, by and between 2seventy bio, Inc. and purchasers in the March 2022 private placement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2022).

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

________________
*    Filed herewith.
**The certifications furnished in Exhibit 32.1hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

2seventy bio, Inc.

Date: May 12, 2022	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 12, 2022	By:	/s/ Chip Baird
Chip Baird
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)