Form 10-Q
period 2022-06-30
2seventy bio, Inc.
filed 2022-08-10
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 37,873,603 shares of common stock as of August 4, 2022.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other materials we have filed or will file with the SEC include, or will include, forward-looking statements. All statements in this Quarterly Report on Form 10-Q, in other materials we have filed or will file with the SEC and in related comments by our management, other than statements of historical facts, including statements about future events, future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements that involve certain risks and uncertainties. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words or other similar expressions may identify forward-looking statements that represent our current judgment about possible future events, but the absence of these words does not necessarily mean that a statement is not forward-looking.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:
•our business and operations following the separation from bluebird bio and any benefits or costs of the separation, including the tax treatment;
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
•the potential benefits of strategic collaboration agreements;
•potential indemnification liabilities 2seventy bio may owe to bluebird bio after the separation;
•the tax treatment of the distribution and the limitations imposed on 2seventy bio under the tax matters agreement that 2seventy bio entered into with bluebird bio in connection with the separation and distribution; and
•trends and challenges in our potential markets.
See “Risk Factors” for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date thereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$269,868	$130,414
Marketable securities	88,059	134,643
Prepaid expenses	13,802	9,512
Receivables and other current assets	12,161	16,995
Total current assets	383,890	291,564
Property, plant and equipment, net	39,199	34,913
Marketable securities	40,639	97,124
Intangible assets, net	7,656	9,892
Goodwill	12,056	12,056
Operating lease right-of-use assets	264,940	275,534
Restricted cash and other non-current assets	39,026	38,592
Total assets	$787,406	$759,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,685	$6,024
Accrued expenses and other current liabilities	69,084	55,410
Operating lease liability, current portion	10,730	9,769
Deferred revenue, current portion	—	5,000
Collaboration research advancement, current portion	12,515	22,185
Total current liabilities	99,014	98,388
Deferred revenue, net of current portion	40,762	25,762
Collaboration research advancement, net of current portion	284	1,135
Operating lease liability, net of current portion	265,912	272,446
Other non-current liabilities	2,450	2,122
Total liabilities	408,422	399,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 37,634 and 23,585 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	2
Additional paid-in capital	584,987	400,026
Accumulated other comprehensive loss	(3,382)	(712)
Accumulated deficit	(202,625)	(39,494)
Total stockholders’ equity	378,984	359,822
Total liabilities and stockholders’ equity	$787,406	$759,675
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$5,666	$5,314	$9,721	$11,232
Collaborative arrangement revenue	7,035	1,671	10,522	3,190
Royalty and other revenue	781	343	1,668	4,807
Total revenues	13,482	7,328	21,911	19,229
Operating expenses:
Research and development	68,439	63,692	137,684	141,263
Selling, general and administrative	17,278	21,402	41,139	46,029
Share of collaboration loss	4,290	10,071	9,642	10,071
Cost of royalty and other revenue	364	87	875	1,791
Change in fair value of contingent consideration	83	47	131	416
Total operating expenses	90,454	95,299	189,471	199,570
Loss from operations	(76,972)	(87,971)	(167,560)	(180,341)
Interest income, net	213	—	328	—
Other (loss) income, net	(644)	3,929	4,118	9,103
Loss before income taxes	(77,403)	(84,042)	(163,114)	(171,238)
Income tax (expense) benefit	(17)	—	(17)	—
Net loss	$(77,420)	$(84,042)	$(163,131)	$(171,238)
Net loss per share - basic and diluted	$(2.02)	$(3.60)	$(5.00)	$(7.33)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	38,381	23,369	32,598	23,369
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million and $0.0 million for the three and six months ended June 30, 2022 and 2021, respectively.	$(578)	$—	$(2,670)	$—
Total other comprehensive loss	$(578)	$—	$(2,670)	$—
Comprehensive loss	$(77,998)	$(84,042)	$(165,801)	$(171,238)
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	—	165,655	—	—	165,657
Stock-based compensation	—	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$—	$575,421	$(2,804)	$(125,205)	$447,416
Vesting of restricted stock units	18	$—	$—	$—	$—	$—	$—
Exercise of stock options	—	—	—	1	—	—	1
Additional issuance costs related to issuance of common stock in private placement	—	—	—	(124)	—	—	(124)
Stock-based compensation	—	—	—	9,689	—	—	9,689
Other comprehensive loss	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	(77,420)	(77,420)
Balances at June 30, 2022	37,634	$4	$—	$584,987	$(3,382)	$(202,625)	$378,984

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	—	$—	$74,629	$—	$—	$—	$74,629
Stock-based compensation - bluebird bio allocation	—	—	17,109	—	—	—	17,109
Transfers from bluebird bio	—	—	71,101	—	—	—	71,101
Net loss	—	—	(87,196)	—	—	—	(87,196)
Balances at March 31, 2021	—	$—	$75,643	$—	$—	$—	$75,643
Stock-based compensation - bluebird bio allocation	—	—	11,968	—	—	—	11,968
Transfers from bluebird bio	—	—	45,120	—	—	—	45,120
Net loss	—	—	(84,042)	—	—	—	(84,042)
Balances at June 30, 2021	—	$—	$48,689	$—	$—	$—	$48,689

See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(163,131)	$(171,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	131	416
Depreciation and amortization	6,831	8,148
Stock-based compensation expense	19,428	29,077
Other non-cash items	1,307	322
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(364)	8,822
Operating lease right-of-use assets	10,594	7,367
Accounts payable	1,113	7,157
Accrued expenses and other liabilities	9,461	17,122
Operating lease liabilities	(5,573)	(9,428)
Deferred revenue	10,000	(820)
Collaboration research advancement	(10,522)	(3,190)
Net cash used in operating activities	(120,725)	(106,245)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,258)	(7,976)
Purchases of marketable securities	(22,450)	—
Proceeds from maturities of marketable securities	123,227	—
Purchase of intangible assets	—	(2,000)
Net cash provided by (used in) investing activities	94,519	(9,976)
Cash flows from financing activities:
Transfers from bluebird bio	—	116,221
Proceeds from issuance of common stock in private placement, net of issuance costs	165,554	—
Proceeds from exercise of stock options and ESPP contributions	268	—
Net cash provided by financing activities	165,822	116,221
Increase in cash, cash equivalents and restricted cash	139,616	—
Cash, cash equivalents and restricted cash at beginning of period	163,266	—
Cash, cash equivalents and restricted cash at end of period	$302,882	$—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$269,868	$—
Restricted cash included in restricted cash and other non-current assets	33,014	—
Total cash, cash equivalents, and restricted cash	$302,882	$—
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$6,594	$1,345
Private placement issuance costs included in accounts payable and accrued expenses	$22	$—
Purchase of intangible assets included in accounts payable and accrued expenses, net of reimbursement receivable of $6.5 million from collaboration partner	$—	$6,500
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company is advancing multiple preclinical and clinical programs in oncology and, together with Bristol-Myers Squibb (“BMS”), delivering the first U.S. Food and Drug Administration (“FDA”)-approved CAR T therapy in multiple myeloma, ABECMA (idecabtagene vicleucel, or ide-cel), to patients in the United States. Please refer to Note 9, Collaborative arrangements and strategic partnerships for further discussion of the collaboration with BMS.
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
On November 3, 2021, the Company also entered into a separation agreement with bluebird bio, which is referred to in this quarterly report as the “Separation Agreement”, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which 2seventy bio temporarily receives certain services from bluebird bio, and a second transition services agreement under which 2seventy bio temporarily provides certain services to bluebird bio. These agreements also govern certain of 2seventy bio’s relationships with bluebird bio after the separation. For additional information regarding the Separation Agreement and the other related agreements, refer to Note 13, Related-party transactions and the section captioned “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence,” included in our Annual Report on Form 10-K, which was filed with the SEC on March 22, 2022.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the six months ended June 30, 2022, the Company incurred a net loss of $163.1 million and used $120.7 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding.

As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $398.6 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company intends to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
2.    Summary of significant accounting policies and basis of presentation
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated and combined financial statements are consistent with those discussed in Note 2 to the consolidated and combined financial statements for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K.
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. Accordingly, the Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2021, have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records.
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

3.    Marketable securities
The following table summarizes the marketable securities held at June 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
June 30, 2022
U.S. government agency securities and treasuries	$115,502	$—	$(2,492)	$113,010
Corporate bonds	13,294	—	(105)	13,189
Commercial paper	2,499	—	—	2,499
Total	$131,295	$—	$(2,597)	$128,698
December 31, 2021
U.S. government agency securities and treasuries	$128,899	$—	$(507)	$128,392
Corporate bonds	49,368	—	(58)	49,310
Commercial paper	54,065	—	—	54,065
Total	$232,332	$—	$(565)	$231,767
No available-for-sale debt securities held as of June 30, 2022 or December 31, 2021 had remaining maturities greater than five years.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.2 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2022 or 2021.
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2022. As such, an allowance for credit losses was not recognized. As of June 30, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022
Assets:
Cash and cash equivalents	$269,868	$269,868	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	113,010	—	113,010	—
Corporate bonds	13,189	—	13,189	—
Commercial paper	2,499	—	2,499	—
Total assets	$398,566	$269,868	$128,698	$—
Liabilities:
Contingent consideration	$2,079	$—	$—	$2,079
Total liabilities	$2,079	$—	$—	$2,079
December 31, 2021
Assets:
Cash and cash equivalents	$130,414	$130,414	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	128,392	—	128,392	—
Corporate bonds	49,310	—	49,310	—
Commercial paper	54,065	—	54,065	—
Total assets	$362,181	$130,414	$231,767	$—
Liabilities:
Contingent consideration	$1,948	$—	$—	$1,948
Total liabilities	$1,948	$—	$—	$1,948
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

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the six months ended June 30, 2022
Beginning balance	$1,948
Additions	—
Changes in fair value	131
Payments	—
Ending balance	$2,079
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Laboratory equipment	$33,644	$31,710
Leasehold improvements	26,709	28,479
Office equipment	6,080	6,080
Construction-in-progress	10,636	3,462
Computer equipment and software	5,619	5,260
Total property, plant and equipment	82,688	74,991
Less accumulated depreciation and amortization	(43,489)	(40,078)
Property, plant and equipment, net	$39,199	$34,913
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. Construction-in-progress as of June 30, 2022 includes $8.3 million related to the ongoing build-out of the facility.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Collaboration research costs	$19,189	$2,576
Employee compensation	14,122	24,655
Manufacturing costs	13,851	5,459
Property, plant and equipment	6,502	2,241
Royalties	6,127	6,768
Clinical and contract research organization costs	3,600	3,229
Professional fees	620	1,688
Separation related costs	404	762
Other	4,669	8,032
Accrued expenses and other current liabilities	$69,084	$55,410
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

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation. As of June 30, 2022, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 9, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron

Pharmaceuticals, Inc. (“Regeneron”), and Novo Nordisk A/S (“Novo”) agreements and to Note 10, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of June 30, 2022, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 9, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ABECMA.
In July 2021, bluebird bio and National Resilience, Inc. (“Resilience”) announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “Resilience License Agreement”), among others (together referred to as the “Ancillary Agreements”). One manufacturing agreement will support the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, ABECMA (the “Commercial Supply Agreement”), while the other will support ongoing manufacturing for lentiviral vector for development candidates (the “Development Manufacturing Supply Agreement”). Certain rights and obligations under these agreements were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. As of June 30, 2022, the Company has accrued $11.8 million related to the net operating losses of Resilience. In exchange, under the terms of the development manufacturing supply agreement, the Company will receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company has therefore committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio has been reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
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

9.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS, Regeneron, and Novo, each as further described below. These agreements were assumed by the Company in connection with the separation.
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K. During the first half of 2022, there have been no changes to the terms of the collaboration agreement with BMS.
ABECMA
Under the collaboration agreement with BMS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States (marketed as ABECMA). The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The calculation of collaborative activity to be recognized for joint ABECMA efforts in the United States is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
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

The Company’s share of collaboration loss from commercial activities was $4.3 million and $9.6 million for the three and six months ended June 30, 2022, respectively. The Company’s share of collaboration loss from commercial activities was $10.1 million for the three and six months ended June 30, 2021. The amounts reported for these periods represent the Company’s share of BMS’ ABECMA product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the condensed consolidated and combined statements of operations and comprehensive loss as described below.
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
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net expense (included as a component of research and development expense)	$(5,463)	$(9,193)	$(12,356)	$(26,018)

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
ASC 606 ide-cel license and manufacturing revenue - ex-U.S. (included as a component of service revenue)	$3,525	$4,280	$6,315	$9,384

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
Under the collaboration arrangement with BMS, the Company had an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217. Based in part on the strength of ABECMA clinical data and commercial sales to date, the Company and BMS elected to discontinue development of bb21217 and, as such, the Company did not exercise its option to co-develop and co-promote bb21217 within the United States. The Company is still eligible to receive U.S. milestones and royalties for U.S. sales of bb21217, if further developed by BMS. Additionally, pursuant to the terms of the collaboration agreement, because it did not exercise its option to co-develop and co-promote bb21217, the Company received an additional fee in the amount of $10.0 million from BMS during the second quarter of 2022. Pursuant to the variable consideration allocation exception, the $10.0 million of consideration received was allocated to the combined performance obligation for the bb21217 license and vector manufacturing services through development, described further below. As the Company has not yet commenced manufacturing, the entire $10.0 million payment received is included within deferred revenue, net of current portion on the June 30, 2022 condensed consolidated balance sheet.
The transaction price associated with the collaboration arrangement consists of $31.0 million of upfront payments and option payments received from BMS, the $10.0 million bb21217 opt-out payment discussed above, and $1.8 million in variable consideration which represents reimbursement to be received from BMS for manufacturing vector and associated payloads through development which has not yet been received. The Company identified two performance obligations with respect to the arrangement with BMS. The initial performance obligation was for research and development services that were substantially completed in September 2019, associated with the initial phase 1 clinical trial of bb21217. The Company allocated $5.4 million of consideration to the research and development services performance obligation and fully recognized the consideration through September 2019. The other performance obligation relates to a combined performance obligation for the bb21217 license and vector manufacturing services through development, and the remaining $37.4 million in consideration was allocated to this combined performance obligation. The Company will satisfy this combined performance obligation as the bb21217 manufacturing services are performed. All of the remaining development, regulatory, and commercial milestones related to U.S. development, regulatory and commercialization activities are fully constrained and are therefore excluded from the transaction price.
As of June 30, 2022, the Company has not commenced manufacturing and the full amount of the allocated transaction price remains unsatisfied. The Company had $35.8 million and $25.8 million of deferred revenue as of June 30, 2022 and December 31, 2021, respectively, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services. The Company expects to recognize the remaining $35.8 million as these services are performed or upon BMS’s formal notification to the Company that these services will no longer be required.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the six months ended June 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at June 30, 2022
Receivables	$652	$10,000	$(10,652)	$—
Contract liabilities:
Deferred revenue	$25,762	$10,000	$—	$35,762
The decrease in the receivables balance for the six months ended June 30, 2022 is driven by amounts paid to the Company from BMS in the period under the settlement terms of the collaboration agreement. The increase in the deferred revenue balance for the six months ended June 30, 2022 is driven by the $10.0 million payment made to the Company by BMS upon the Company opting out of co-development and co-promotion of bb21217 in the United States.

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
The Company analyzed the joint research activities to assess whether they fall within the scope of ASC 808, and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the arrangement as outlined above, for the collaboration research performed prior to submission of an IND application for a potential gene therapy product, both parties are deemed to be active participants in the collaboration. Both parties are performing research and development activities and will share equally in these costs through IND submission. Additionally, Regeneron and the Company are exposed to significant risks and rewards dependent on the commercial success of any product candidates that may result from the collaboration. As such, the collaboration arrangement is deemed to be within the scope of ASC 808.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of June 30, 2022 and December 31, 2021, the Company has $12.8 million and $23.3 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $7.0 million and $10.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2022, respectively. The Company recognized $1.7 million and $3.2 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2021, respectively.
Novo Nordisk
Novo Collaboration and License Agreement
On December 23, 2021, the Company entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”) with Novo for the discovery, development, and commercialization of a potential new gene therapy in hemophilia A. The Company and Novo have agreed to develop an initial research program with the goal of researching and developing a lead candidate directed to hemophilia A. The Company will provide Novo with research licenses to support the companies’ activities during the initial research program and an option to enable Novo to obtain an exclusive license to commercialize the product derived from or containing compounds developed during the initial research program.
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
Novo also agreed to reimburse the Company for research costs incurred in connection with the research program up to a mutually agreed upon amount, based on an updated budget of $13.2 million. If Novo exercises its option to obtain a license to commercialize the product developed during the initial research program, the Company is also eligible to receive mid-single digit royalties on product sales on a country-by-country and product-by-product basis, subject to certain royalty step-down provisions set forth in the agreement.
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
The Company has determined the updated unconstrained transaction price is $18.2 million, consisting of the $5.0 million in up-front consideration and $13.2 million in reimbursement for the research and development services. Variable consideration associated with the scientific milestones was fully constrained due to the uncertainty associated with the outcome of the research efforts under the initial research program. The Company allocated $13.2 million of the transaction price to the research services and $5.0 million to the material right using a relative selling price methodology. Management will continue to re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the transaction price as necessary.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the three and six months ended June 30, 2022, $2.1 million and $3.4 million of revenue was recognized under this agreement, respectively.

10.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.

The Company recognized $0.8 million and $1.7 million of royalty and other revenue in the three and six months ended June 30, 2022, respectively. The Company recognized $0.3 million and $4.8 million of royalty and other revenue in the three and six months ended June 30, 2021, respectively.
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
Resilience
The Resilience License Agreement, entered into concurrently with the sale of bluebird bio’s North Carolina manufacturing facility, grants Resilience a worldwide, co-exclusive license to intellectual property controlled by the Company to perform Resilience’s obligations and exercise Resilience’s rights under the supply agreements, and a worldwide, nonexclusive right to offer certain manufacturing services to third-party customers under certain of the Company's intellectual property. Under the terms of the Resilience License Agreement, the Company may receive a high single-digit to low double-digit percentage tiered royalty based on Resilience’s gross margins for transactions entered into with parties other than the Company in which the Company's proprietary intellectual property is utilized as part of such transaction.
Future royalty payments under the Resilience License Agreement are considered part of the consideration associated with the disposition of the manufacturing facility. In accordance with ASC 450, the Company will recognize future royalties received under the Resilience License Agreement in the period the contingencies are resolved as an adjustment to the consideration received as other (loss) income, net in the condensed consolidated and combined statements of operations and comprehensive loss. As of June 30, 2022 the Company has not recognized any royalties from Resilience under the Resilience License Agreement.

11.    Equity
In March 2022, the Company entered into stock purchase agreements with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of the Company’s common stock at a purchase price per share of $12.20. This resulted in aggregate net proceeds to the Company of $165.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Stock options	$4,654	$6,464	$9,058	$14,050
Restricted stock units	4,972	3,714	10,286	10,919
Employee stock purchase plan and other	63	1,790	84	4,108
	$9,689	$11,968	$19,428	$29,077

Stock-based compensation expense by classification included within the condensed consolidated and combined statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Research and development	$4,731	$7,475	$8,949	$16,906
Selling, general and administrative	4,958	4,493	10,479	12,171
	$9,689	$11,968	$19,428	$29,077
Employee Stock Purchase Plan
During the three and six months ended June 30, 2022, no shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan.

13.    Related-party transactions
Relationship with bluebird bio
Following the separation, bluebird bio is considered a related party.
In connection with the separation, the Company entered into the Separation Agreement with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the Separation Agreement is to provide 2seventy bio and bluebird bio with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. bluebird bio and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions. In accordance with the Separation Agreement with bluebird bio, there were certain other transactions and adjustments post-Separation between the Company and bluebird bio. For the three and six months ended June 30, 2022, the Company recorded a net receivable to operating income of $0.2 million and $3.1 million related to the Separation Agreement, respectively.
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
In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird bio is responsible for liabilities associated with other employees, including employees retained by bluebird bio. Included in the agreement are also specific clauses relating to liabilities assumed by bluebird bio for the costs incurred prior to the separation. For the three and six months ended June 30, 2022, the Company recorded a net charge to operating expense of $0.0 million and $0.2 million for costs stipulated by the employee matters agreement, respectively.
The Company and bluebird bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird bio granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields. Charges associated to the intellectual property license agreement commenced in 2022. As part of this agreement, the Company directly contacts and coordinates with bluebird bio’s third party licensors to make direct payments to the third parties.

The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. For the three and six months ended June 30, 2022, the Company recorded $2.6 million and $6.2 million, respectively, in other (loss) income, net reflecting services provided to bluebird bio and $0.3 million and $0.9 million, respectively, of operating expenses reflecting services received from bluebird bio, for activities related to the transition services agreement.
Additionally, under the transition services agreements, 2seventy bio is subleasing 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage will decrease to 23% for the remainder of the year. The Company recorded $1.2 million and $2.4 million in other (loss) income, net related to sublease income from bluebird under this arrangement during the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, amounts due to bluebird bio under the above agreements were $0.4 million and are included in accrued expenses. As of June 30, 2022, amounts due from bluebird bio under the above agreements were $2.8 million and are included in receivables and other current assets.
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
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $15.4 million and $35.3 million for the three and six months ended June 30, 2021.
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

Usage of the Company's assets by bluebird bio and of bluebird bio's assets by the Company prior to separation
Certain assets have been reflected in these condensed consolidated and combined financial statements as the underlying assets were assumed by the Company; however, bluebird bio has historically utilized a portion of the underlying asset as part of its operations. Accordingly, the expense related to the underlying asset has been reflected in the 2021 condensed consolidated and combined financial statements. The Company has also recorded an imputed charge to bluebird bio to reflect the cost of bluebird bio's proportional usage. In addition, the Company has recorded as an expense an imputed charge to reflect the cost of the Company's proportional usage of certain underlying assets not reflected in the condensed consolidated and combined financial statements but for which the Company has historically utilized a portion of the underlying asset as part of its operations. The income and expense recognized by the Company resulting from these imputed charges is recorded as other (loss) income, net in the 2021 condensed consolidated and combined financial statements and was as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Imputed charge to bluebird bio for leases	$4,456	$8,921
Imputed charge from bluebird bio for leases	(368)	(627)
Imputed charge to bluebird bio for property, plant and equipment	678	1,206
Imputed charge from bluebird bio for property, plant and equipment	(1,061)	(1,112)
Imputed charge to bluebird bio for intangible assets	37	73
Other	—	(1)
	$3,742	$8,460
Other components of other (loss) income, net, that are not shown in the table above primarily include immaterial rental income and gains and losses on disposals of fixed assets. There are no such imputed charges in 2022 as the Company recognized all post separation income and costs related pursuant to the terms of the various transition agreements between the Company and bluebird bio, as discussed in previous section.
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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2022	2021
Outstanding stock options (1)	2,716	—
Restricted stock units (1)	1,608	—
ESPP shares and other	35	—
	4,359	—
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

Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of idecabtagene vicleucel (ide-cel, marketed in the United States as ABECMA). Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We are advancing multiple preclinical and clinical programs in oncology and, together with our partner, delivering ABECMA to multiple myeloma patients in the United States following approval by the FDA of ABECMA in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody.
We have never been profitable and have incurred net losses since inception. Our net loss was $77.4 million and $163.1 million for the three and six months ended June 30, 2022, respectively. We expect to continue to incur operating losses for at least the next several years as we:
•advance our next-generation programs in B-NHL, AML, and multiple myeloma through the clinic;
•manufacture clinical study drug product and materials and establish the infrastructure necessary to support and develop manufacturing capabilities;
•continue to develop and commercialize ABECMA with our partner BMS;

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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $398.6 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months, although we intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties.

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
Our research and development expenses include expenses associated with the following activities:
•CRB-401 study – an open label, single-arm, multi-center, phase 1 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma. The estimated study completion date is the end of 2022.
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
We expect our ongoing research and development expenses to be driven mainly by our advancement of the SC-DARIC33 and bbT369 clinical programs through phase 1 studies, funding our share of the costs of development of ABECMA, including clinical expansion to earlier lines of therapy, through our collaboration with BMS and manufacture of clinical study materials in support of our clinical studies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ide-cel	$15,037	$19,546	$28,885	$54,386
bb21217	838	2,821	2,838	6,620
bbT369	6,314	4,658	12,773	10,480
SC-DARIC33	849	1,743	3,011	3,305
Preclinical programs	20,346	8,595	33,779	15,453
Total direct research and development expense	43,384	37,363	81,286	90,244
General research and platform personnel costs	4,496	9,766	12,140	17,961
Unallocated laboratory and manufacturing expenses	4,387	3,686	10,458	7,148
Facility and other support costs	16,172	12,877	33,800	25,910
Total other research and development expenses	25,055	26,329	56,398	51,019
Total research and development expense	$68,439	$63,692	$137,684	$141,263
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
As of June 30, 2022, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.1 million as of June 30, 2022, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Other (Loss) Income, Net
Other (loss) income, net consisted primarily of our 50% share of the Resilience net operating loss for Q2 2022. Other (loss) income, net also includes immaterial rental income and gains and losses on disposal of assets. For the 2021 comparative periods, other (loss) income, net included income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were assumed by us, as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to us for our proportional use of assets that were not assumed by us.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and six months ended June 30, 2022, there were no material changes to our significant accounting policies as reported in our annual consolidated and combined financial statements included in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated and combined financial statements.

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

Comparison of the Three Months Ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Service revenue	$5,666	$5,314	$352
Collaborative arrangement revenue	7,035	1,671	5,364
Royalty and other revenue	781	343	438
Total revenues	13,482	7,328	6,154
Operating expenses:
Research and development	68,439	63,692	4,747
Selling, general and administrative	17,278	21,402	(4,124)
Share of collaboration loss	4,290	10,071	(5,781)
Cost of royalty and other revenue	364	87	277
Change in fair value of contingent consideration	83	47	36
Total operating expenses	90,454	95,299	(4,845)
Loss from operations	(76,972)	(87,971)	10,999
Interest income, net	213	—	213
Other (loss) income, net	(644)	3,929	(4,573)
Loss before income taxes	(77,403)	(84,042)	6,639
Income tax (expense) benefit	(17)	—	(17)
Net loss	$(77,420)	$(84,042)	$6,622
Revenue. Total revenue was $13.5 million for the three months ended June 30, 2022, compared to $7.3 million for the three months ended June 30, 2021. The increase of $6.2 million was primarily attributable to an increase in collaboration related activities with Regeneron during the second quarter of 2022.

Research and Development Expenses. Research and development expenses were $68.4 million for the three months ended June 30, 2022, compared to $63.7 million for the three months ended June 30, 2021. The overall increase of $4.7 million was primarily attributable to the following:
•$6.3 million of increased material production costs associated with plasmid and vector manufacturing from the Regeneron collaboration and CRC-403, the phase 1/2 Study of bbT369;
•$2.2 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease. This increase is also attributable to a higher allocation of these costs to research and development expense based on headcount and facility square footage; and
•$1.7 million of increased laboratory expenses and other platform costs.
These increases were partially offset by $4.8 million of decreased collaboration research funding costs, which is primarily driven by a decrease in our share of research and development costs under our collaboration with BMS.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million for the three months ended June 30, 2022, compared to $21.4 million for the three months ended June 30, 2021. The decrease of $4.1 million was primarily due to the following:
•$3.1 million of decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model along with a slight decrease in stock-based compensation expense; and
•$1.1 million of decreased IT and other facility-related costs, mainly driven by a lower allocation of these costs to selling, general and administrative expense based on headcount and facility square footage.
Share of Collaboration Loss. Share of collaboration loss for the three months ended June 30, 2022 and June 30, 2021 represents our share of net loss arising from the commercialization of ABECMA under the BMS collaboration during these periods. The decrease in share of collaboration loss period over period is attributable to increased net sales partially offset by increased vector manufacturing costs incurred by BMS during the second quarter of 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.4 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other (Loss) Income, Net. For the three months ended June 30, 2022, other (loss) income, net primarily consisted of our 50% share of the Resilience net operating loss for Q2 2022 offset by income recognized under our transition services agreements with bluebird bio. For the three months ended June 30, 2021, other (loss) income, net primarily consisted of income resulting from the allocation of facility-related and depreciation expense to bluebird bio for its proportional use of assets that were assumed by us.

Comparison of the Six Months Ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Service revenue	$9,721	$11,232	$(1,511)
Collaborative arrangement revenue	10,522	3,190	7,332
Royalty and other revenue	1,668	4,807	(3,139)
Total revenues	21,911	19,229	2,682
Operating expenses:
Research and development	137,684	141,263	(3,579)
Selling, general and administrative	41,139	46,029	(4,890)
Share of collaboration loss	9,642	10,071	(429)
Cost of royalty and other revenue	875	1,791	(916)
Change in fair value of contingent consideration	131	416	(285)
Total operating expenses	189,471	199,570	(10,099)
Loss from operations	(167,560)	(180,341)	12,781
Interest income, net	328	—	328
Other income, net	4,118	9,103	(4,985)
Loss before income taxes	(163,114)	(171,238)	8,124
Income tax (expense) benefit	(17)	—	(17)
Net loss	$(163,131)	$(171,238)	$8,107
Revenue. Total revenue was $21.9 million for the six months ended June 30, 2022, compared to $19.2 million for the six months ended June 30, 2021. The increase of $2.7 million was primarily attributable to an increase in collaboration related activities with Regeneron during the second quarter of 2022 offset by a decrease in royalty and other revenue as a result of the termination of our license agreement with Novartis in March 2021.
Research and Development Expenses. Research and development expenses were $137.7 million for the six months ended June 30, 2022, compared to $141.3 million for the six months ended June 30, 2021. The overall decrease of $3.6 million was primarily attributable to the following:
•$14.7 million of decreased collaboration research funding costs, which is primarily driven by a decrease in our share of research and development costs under our collaboration with BMS; and
•$1.9 million of decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model along with decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards.

These decreased costs were partially offset by:
• $5.9 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease. This increase is also attributable to a higher allocation of these costs to research and development expense based on headcount and facility square footage; and
•$5.9 million of increased material production costs associated with plasmid and vector manufacturing from the Regeneron collaboration and CRC-403, the phase 1/2 Study of bbT369.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.1 million for the six months ended June 30, 2022, compared to $46.0 million for the six months ended June 30, 2021. The decrease of $4.9 million was primarily due to the following:
•$6.2 million of decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model along with decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards; and
•$2.2 million of decreased IT and other facility-related costs, mainly driven by a lower allocation of these costs to selling, general and administrative expense based on headcount and facility square footage.
The decreased costs were partially offset by $3.6 million of increased legal fees related to patent applications and maintenance and increased consulting costs as we began incurring costs to operate as standalone company during the first quarter of 2022.
Share of Collaboration Loss. Share of collaboration loss for the six months ended June 30, 2022 represents our share of net loss arising from the commercialization of ABECMA under the BMS collaboration during both the first and second quarters of 2022. As ABECMA was approved in the U.S. at the end of March 2021 and sales did not begin until April 2021, share of collaboration loss for the six months ended June 30, 2021 represents our share of loss for only the second quarter of 2021. The decrease in share of collaboration loss period over period is attributable to increased net sales partially offset by increased vector manufacturing costs incurred by BMS during the first half of 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.9 million for the six months ended June 30, 2022, compared to $1.8 million for the six months ended June 30, 2021. The decrease is attributable to decreased royalty and other revenue in the same periods, primarily as a result of the termination of our license agreement with Novartis in March 2021.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the six months ended June 30, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio. For the six months ended June 30, 2021, other income, net primarily consisted of income resulting from the allocation of facility-related and depreciation expense to bluebird bio for its proportional use of assets that were assumed by us.

Note on the COVID-19 Pandemic
As a result of the ongoing pandemic of the novel coronavirus (“COVID-19”), we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic and its effects continue to evolve and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We continue to evaluate the impact of the COVID-19 pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities.

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
As of June 30, 2022, we had cash, cash equivalents, and marketable securities of approximately $398.6 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. We intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the six months ended June 30, 2022, we incurred a loss of $163.1 million and used $120.7 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(120,725)	$(106,245)
Net cash provided by (used in) investing activities	94,519	(9,976)
Net cash provided by financing activities	165,822	116,221
Increase (decrease) in cash, cash equivalents and restricted cash	$139,616	$—
Cash Flows from Operating Activities. Net cash used in operating activities was $120.7 million for the six months ended June 30, 2022 and primarily consisted of a net loss of $163.1 million adjusted for non-cash items, including stock-based compensation of $19.4 million and depreciation and amortization of $6.8 million, as well as the change in our net working capital.
Net cash used in operating activities was $106.2 million for the six months ended June 30, 2021 and primarily consisted of net loss of $171.2 million adjusted for non-cash items, including stock-based compensation of $29.1 million, depreciation and amortization of $8.1 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2022 was $94.5 million and was due to proceeds from maturities of marketable securities of $123.2 million, offset by the purchase of marketable securities of $22.5 million and the purchase of property, plant and equipment of $6.3 million.
Net cash used in investing activities for the six months ended June 30, 2021 was $10.0 million and was due to the purchase of property, plant and equipment as well as the purchase of $2.0 million of intangible assets.
Cash Flows from Financing Activities. Prior to the separation, bluebird bio managed our cash and financing arrangements. Accordingly, all excess cash generated through earnings was deemed remitted to bluebird bio and all sources of cash were deemed funded by bluebird bio.
Net cash provided by financing activities for the six months ended June 30, 2022 was $165.8 million and was primarily due to net proceeds received of $165.6 million from the issuance of common stock in a private placement in March 2022.
Net cash provided by financing activities for the six months ended June 30, 2021 was $116.2 million and was due to cash transferred to us from bluebird bio based on changes in our cash used for operating activities and investing activities.

Funding Requirements
We intend to incur costs in support of the following activities:
•development of SC-DARIC33 and bbT369, including conducting PLAT-08, the Phase 1 study of SC-DARIC33 in pediatric and young adult relapsed or refractory AML and CRC-403, the Phase 1/2 Study of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL);
•advancement of the KarMMA trials for ide-cel in additional indications, pursuant to our cost sharing arrangements with BMS;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2022 we had cash, cash equivalents and marketable securities of $398.6 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.0 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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
10.1†
Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 12, 2022).

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

________________
*    Filed herewith.
**The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

2seventy bio, Inc.

Date: August 10, 2022	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 10, 2022	By:	/s/ Chip Baird
Chip Baird
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)