Form 10-Q
period 2022-09-30
2seventy bio, Inc.
filed 2022-11-07
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 37,916,693 shares of common stock as of November 1, 2022.

TABLE OF CONTENTS

		Page
Part I- Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	2
	Condensed Consolidated and Combined Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	3
	Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	5
	Notes to Condensed Consolidated and Combined Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
	Part II. Other Information
Item 1	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibit Index	46
	Signatures	47

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
•the impact of rising inflation rates on our business, financial condition and results of operation;
•the fluctuation of the market price of our shares; and
•trends and challenges in our potential markets.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$127,021	$130,414
Marketable securities	196,089	134,643
Prepaid expenses	14,270	9,512
Receivables and other current assets	12,037	16,995
Total current assets	349,417	291,564
Property, plant and equipment, net	46,650	34,913
Marketable securities	1,407	97,124
Intangible assets, net	7,479	9,892
Goodwill	12,056	12,056
Operating lease right-of-use assets	253,458	275,534
Restricted cash and other non-current assets	38,277	38,592
Total assets	$708,744	$759,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,983	$6,024
Accrued expenses and other current liabilities	52,156	55,410
Operating lease liability, current portion	10,798	9,769
Deferred revenue, current portion	—	5,000
Collaboration research advancement, current portion	8,960	22,185
Total current liabilities	79,897	98,388
Deferred revenue, net of current portion	40,762	25,762
Collaboration research advancement, net of current portion	—	1,135
Operating lease liability, net of current portion	262,490	272,446
Other non-current liabilities	2,415	2,122
Total liabilities	385,564	399,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 37,912 and 23,585 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	2
Additional paid-in capital	597,566	400,026
Accumulated other comprehensive loss	(3,886)	(712)
Accumulated deficit	(270,504)	(39,494)
Total stockholders’ equity	323,180	359,822
Total liabilities and stockholders’ equity	$708,744	$759,675
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$4,642	$6,312	$14,363	$17,544
Collaborative arrangement revenue	7,903	12,337	18,425	15,527
Royalty and other revenue	863	608	2,531	5,417
Total revenues	13,408	19,257	35,319	38,488
Operating expenses:
Research and development	61,739	61,131	199,423	202,394
Selling, general and administrative	19,610	22,996	60,749	69,025
Share of collaboration loss	—	—	9,642	10,071
Cost of royalty and other revenue	377	320	1,252	2,111
Change in fair value of contingent consideration	50	48	181	464
Total operating expenses	81,776	84,495	271,247	284,065
Loss from operations	(68,368)	(65,238)	(235,928)	(245,577)
Interest income, net	1,113	—	1,441	—
Other (loss) income, net	(624)	5,237	3,494	14,340
Loss before income taxes	(67,879)	(60,001)	(230,993)	(231,237)
Income tax (expense) benefit	—	—	(17)	—
Net loss	$(67,879)	$(60,001)	$(231,010)	$(231,237)
Net loss per share - basic and diluted	$(1.76)	$(2.57)	$(6.67)	$(9.90)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	38,573	23,369	34,612	23,369
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million and $0.0 million for the three and nine months ended September 30, 2022 and 2021, respectively.	$(504)	$—	$(3,174)	$—
Total other comprehensive loss	$(504)	$—	$(3,174)	$—
Comprehensive loss	$(68,383)	$(60,001)	$(234,184)	$(231,237)
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	—	165,655	—	—	165,657
Stock-based compensation	—	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$—	$575,421	$(2,804)	$(125,205)	$447,416
Vesting of restricted stock units	18	$—	$—	$—	$—	$—	$—
Exercise of stock options	—	—	—	1	—	—	1
Additional issuance costs related to issuance of common stock in private placement	—	—	—	(124)	—	—	(124)
Stock-based compensation	—	—	—	9,689	—	—	9,689
Other comprehensive loss	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	(77,420)	(77,420)
Balances at June 30, 2022	37,634	$4	$—	$584,987	$(3,382)	$(202,625)	$378,984
Vesting of restricted stock units	245	$—	$—	$—	$—	$—	$—
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	12,207	—	—	12,207
Purchase of common stock under ESPP	33	—	—	372	—	—	372
Other comprehensive loss	—	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	—	(67,879)	(67,879)
Balances at September 30, 2022	37,912	$4	$—	$597,566	$(3,886)	$(270,504)	$323,180
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Stockholders’ Equity - (continued)
(unaudited)
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss		Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	—	$—	$74,629	$—	$—		$—	$74,629
Stock-based compensation - bluebird bio allocation	—	—	17,109	—	—		—	17,109
Transfers from bluebird bio, net	—	—	71,101	—	—		—	71,101
Net loss	—	—	(87,196)	—	—		—	(87,196)
Balances at March 31, 2021	—	$—	$75,643	$—	$—		$—	$75,643
Stock-based compensation - bluebird bio allocation	—	—	11,967	—	—		—	11,967
Transfers from bluebird bio, net	—	—	45,119	—	—		—	45,119
Net loss	—	—	(84,040)	—	—		—	(84,040)
Balances at June 30, 2021	—	$—	$48,689	$—	$—		$—	$48,689
Stock-based compensation - bluebird bio allocation	—	—	11,230	—	—		—	11,230
Transfers to bluebird bio, net	—	—	(58,325)	—	—		—	(58,325)
Net loss	—	—	(60,001)	—	—		—	(60,001)
Balances at September 30, 2021	—	$—	$(58,407)	$—	$—	—	$—	$(58,407)
See accompanying notes to unaudited condensed consolidated and combined financial statements.

2seventy bio, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(231,010)	$(231,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	181	464
Depreciation and amortization	9,208	12,815
Stock-based compensation expense	31,635	40,306
Other non-cash items	1,074	247
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(354)	3,036
Operating lease right-of-use assets	22,076	11,146
Accounts payable	422	607
Accrued expenses and other liabilities	(1,598)	32,066
Operating lease liabilities	(8,927)	(13,305)
Deferred revenue	10,000	(820)
Collaboration research advancement	(14,361)	(4,920)
Net cash used in operating activities	(181,654)	(149,595)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,676)	(10,600)
Purchases of marketable securities	(115,692)	—
Proceeds from maturities of marketable securities	147,597	—
Purchase of intangible assets	—	(8,000)
Net cash provided by (used in) investing activities	12,229	(18,600)
Cash flows from financing activities:
Transfers from bluebird bio	—	168,195
Proceeds from issuance of common stock in private placement, net of issuance costs	165,531	—
Proceeds from exercise of stock options and ESPP contributions	466	—
Net cash provided by financing activities	165,997	168,195
Decrease in cash, cash equivalents and restricted cash	(3,428)	—
Cash, cash equivalents and restricted cash at beginning of period	163,266	—
Cash, cash equivalents and restricted cash at end of period	$159,838	$—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$127,021	$—
Restricted cash included in restricted cash and other non-current assets	32,817	—
Total cash, cash equivalents, and restricted cash	$159,838	$—
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,828	$321
Non-cash return of bRT related assets to bluebird bio	$—	$110,300
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
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the nine months ended September 30, 2022, the Company incurred a net loss of $231.0 million and used $181.7 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding.

As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $324.5 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company intends to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
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
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. Accordingly, the Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2021, have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records.
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

3.    Marketable securities
The following table summarizes the marketable securities held at September 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
September 30, 2022
U.S. government agency securities and treasuries	$124,212	$—	$(2,700)	$121,512
Corporate bonds	6,397	—	(75)	6,322
Commercial paper	69,786	—	(124)	69,662
Total	$200,395	$—	$(2,899)	$197,496
December 31, 2021
U.S. government agency securities and treasuries	$128,899	$—	$(507)	$128,392
Corporate bonds	49,368	—	(58)	49,310
Commercial paper	54,065	—	—	54,065
Total	$232,332	$—	$(565)	$231,767
No available-for-sale debt securities held as of September 30, 2022 or December 31, 2021 had remaining maturities greater than five years.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.2 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2022 or 2021.
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2022. As such, an allowance for credit losses was not recognized. As of September 30, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022
Assets:
Cash and cash equivalents	$127,021	$99,349	$27,672	$—
Marketable securities:
U.S. government agency securities and treasuries	121,512	—	121,512	—
Corporate bonds	6,322	—	6,322	—
Commercial paper	69,662	—	69,662	—
Total assets	$324,517	$99,349	$225,168	$—
Liabilities:
Contingent consideration	$2,129	$—	$—	$2,129
Total liabilities	$2,129	$—	$—	$2,129
December 31, 2021
Assets:
Cash and cash equivalents	$130,414	$130,414	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	128,392	—	128,392	—
Corporate bonds	49,310	—	49,310	—
Commercial paper	54,065	—	54,065	—
Total assets	$362,181	$130,414	$231,767	$—
Liabilities:
Contingent consideration	$1,948	$—	$—	$1,948
Total liabilities	$1,948	$—	$—	$1,948
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

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the nine months ended September 30, 2022
Beginning balance	$1,948
Additions	—
Changes in fair value	181
Payments	—
Ending balance	$2,129
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Laboratory equipment	$35,238	$31,710
Leasehold improvements	26,709	28,479
Construction-in-progress	18,688	3,462
Office equipment	6,080	6,080
Computer equipment and software	5,625	5,260
Total property, plant and equipment	92,340	74,991
Less accumulated depreciation and amortization	(45,690)	(40,078)
Property, plant and equipment, net	$46,650	$34,913
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. Construction-in-progress as of September 30, 2022 includes $16.8 million related to the ongoing build-out of the facility.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Manufacturing costs	$15,516	$5,459
Collaboration research costs	9,889	2,576
Employee compensation	9,657	24,655
Royalties	7,828	6,768
Clinical and contract research organization costs	2,285	3,229
Property, plant and equipment	683	2,241
Separation related costs	405	762
Professional fees	349	1,688
Other	5,544	8,032
Accrued expenses and other current liabilities	$52,156	$55,410
7.    Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, that was assigned to it in connection with the separation. There have been no material changes to the lease obligations from those disclosed in Note 7, Leases, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K.

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation. As of September 30, 2022, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for further information.
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
Based on the Company's development plans as of September 30, 2022, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 9, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ABECMA.
In July 2021, bluebird bio and National Resilience, Inc. (“Resilience”) announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “Resilience License Agreement”), among others (together referred to as the “Ancillary Agreements”). One manufacturing agreement will support the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, ABECMA (the “Commercial Supply Agreement”), while the other will support ongoing manufacturing for lentiviral vector for development candidates (the “Development Manufacturing Supply Agreement”). Certain rights and obligations under these agreements were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. In exchange, under the terms of the development manufacturing supply agreement, the Company was entitled to receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company therefore committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction, which occurred in September 2022. As of September 30, 2022, the Company has accrued $14.8 million representing our estimated share of the net operating losses of Resilience. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio has been reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
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
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K. During 2022, there have been no changes to the terms of the collaboration agreement with BMS.
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

The Company recognized the following on the 2022 and 2021 condensed consolidated and combined statements of operations and comprehensive loss, respectively, related to its share of collaboration profit or loss associated with ide-cel commercial activities following approval (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ ABECMA product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the condensed consolidated and combined statements of operations and comprehensive loss as described below.

	Three months ended			Nine months ended
	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
Collaborative arrangement revenue from ide-cel commercial activities (1)	$—	$—	$4,064	$4,064
Share of collaboration loss from ide-cel commercial activities (1)	$(5,352)	$(4,290)	$—	$(9,642)
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
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net expense (included as a component of research and development expense)	$(9,252)	$(5,660)	$(21,608)	$(31,678)

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
ASC 606 ide-cel license and manufacturing revenue - ex-U.S. (included as a component of service revenue)	$3,122	$5,314	$9,437	$14,698

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
Under the collaboration arrangement with BMS, the Company had an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217. Based in part on the strength of ABECMA clinical data and commercial sales to date, the Company and BMS elected to discontinue development of bb21217 and, as such, the Company did not exercise its option to co-develop and co-promote bb21217 within the United States. The Company is still eligible to receive U.S. milestones and royalties for U.S. sales of bb21217, if further developed by BMS. Additionally, pursuant to the terms of the collaboration agreement, because it did not exercise its option to co-develop and co-promote bb21217, the Company received an additional fee in the amount of $10.0 million from BMS during the second quarter of 2022. Pursuant to the variable consideration allocation exception, the $10.0 million of consideration received was allocated to the combined performance obligation for the bb21217 license and vector manufacturing services through development, described further below. As the Company has not yet commenced manufacturing, the entire $10.0 million payment received is included within deferred revenue, net of current portion on the September 30, 2022 condensed consolidated balance sheet.
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
As of September 30, 2022, the Company has not commenced manufacturing and the full amount of the allocated transaction price remains unsatisfied. The Company had $35.8 million and $25.8 million of deferred revenue as of September 30, 2022 and December 31, 2021, respectively, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services. The Company expects to recognize the remaining $35.8 million as these services are performed or upon BMS’s formal notification to the Company that these services will no longer be required.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the nine months ended September 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at September 30, 2022
Receivables	$652	$10,000	$(10,652)	$—
Contract liabilities:
Deferred revenue	$25,762	$10,000	$—	$35,762
The decrease in the receivables balance for the nine months ended September 30, 2022 is driven by amounts paid to the Company from BMS in the period under the settlement terms of the collaboration agreement. The increase in the deferred revenue balance for the nine months ended September 30, 2022 is driven by the $10.0 million payment made to the Company by BMS upon the Company opting out of co-development and co-promotion of bb21217 in the United States.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of September 30, 2022 and December 31, 2021, the Company has $9.0 million and $23.3 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $3.8 million and $14.4 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2022, respectively. The Company recognized $1.7 million and $4.9 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2021, respectively.
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
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the three and nine months ended September 30, 2022, the Company recognized $1.5 million and $4.9 million of revenue under this agreement, respectively.

10.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $0.9 million and $2.5 million of royalty and other revenue in the three and nine months ended September 30, 2022, respectively. The Company recognized $0.6 million and $5.4 million of royalty and other revenue in the three and nine months ended September 30, 2021, respectively.
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
Future royalty payments under the Resilience License Agreement are considered part of the consideration associated with the disposition of the manufacturing facility. In accordance with ASC 450, the Company will recognize future royalties received under the Resilience License Agreement in the period the contingencies are resolved as an adjustment to the consideration received as other (loss) income, net in the condensed consolidated and combined statements of operations and comprehensive loss. As of September 30, 2022, the Company has not recognized any royalties from Resilience under the Resilience License Agreement.

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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock options	$4,519	$5,090	$13,577	$19,140
Restricted stock units	7,615	4,659	17,901	15,578
Employee stock purchase plan and other	73	1,481	157	5,588
	$12,207	$11,230	$31,635	$40,306

Stock-based compensation expense by classification included within the condensed consolidated and combined statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Research and development	$5,314	$5,523	$14,263	$22,429
Selling, general and administrative	6,893	5,707	17,372	17,877
	$12,207	$11,230	$31,635	$40,306
Employee Stock Purchase Plan
During the three and nine months ended September 30, 2022, less than 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan.

13.    Related-party transactions
Relationship with bluebird bio
Following the separation, bluebird bio is considered a related party.
In connection with the separation, the Company entered into the Separation Agreement with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the Separation Agreement is to provide 2seventy bio and bluebird bio with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. bluebird bio and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions. In accordance with the Separation Agreement with bluebird bio, there were certain other transactions and adjustments post-Separation between the Company and bluebird bio. For the three and nine months ended September 30, 2022, the Company recorded an expense of $0.3 million and income of $2.8 million related to the Separation Agreement, respectively.
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
In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird bio is responsible for liabilities associated with other employees, including employees retained by bluebird bio. Included in the agreement are also specific clauses relating to liabilities assumed by bluebird bio for the costs incurred prior to the separation. For the three and nine months ended September 30, 2022, the Company recorded a net charge to operating expense of $0.0 million and $0.2 million for costs stipulated by the employee matters agreement, respectively.
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
The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. For the three and nine months ended September 30, 2022, the Company recorded $1.9 million and $8.1 million, respectively, in other (loss) income, net reflecting services provided to bluebird bio and $0.1 million and $1.0 million, respectively, of operating expenses reflecting services received from bluebird bio, for activities related to the transition services agreement.
Additionally, under the transition services agreements, 2seventy bio was subleasing 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage decreased to 23% for the remainder of the year. The Company recorded $1.2 million and $3.6 million in other (loss) income, net related to sublease income from bluebird under this arrangement during the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, amounts due to bluebird bio under the above agreements were $0.4 million and are included in accrued expenses. As of September 30, 2022, amounts due from bluebird bio under the above agreements were $1.9 million and are included in receivables and other current assets.
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
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $14.5 million and $49.9 million for the three and nine months ended September 30, 2021.
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

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Imputed charge to bluebird bio for leases	$4,519	$13,440
Imputed charge from bluebird bio for leases	(209)	(836)
Imputed charge to bluebird bio for property, plant and equipment	507	1,714
Imputed charge from bluebird bio for property, plant and equipment	(13)	(1,125)
Imputed charge to bluebird bio for intangible assets	9	82
Other	—	(1)
	$4,813	$13,274

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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2022	2021
Outstanding stock options (1)	2,607	—
Restricted stock units (1)	1,332	—
ESPP shares and other	30	—
	3,969	—
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

16.    Subsequent events
In October 2022, the Company entered into a strategic alliance with JW (Cayman) Therapeutics Co., Ltd. (“JW”) to establish a translational and clinical cell therapy development platform designed to more rapidly explore T cell-based immunotherapy therapy products in the Chinese mainland, Hong Kong (China), and Macao (China). The initial focus of the collaboration is the Company’s MAGE-A4 TCR program in solid tumors which is being developed as part of its collaboration with Regeneron.
Under the terms of the agreement, the Company will grant JW a license for the MAGE-A4 cell therapy in the Chinese mainland, Hong Kong (China), and Macao (China). JW will be responsible for development, manufacturing, and commercialization within China. The Company is eligible to receive milestones and royalties on product revenues in China. The Company and Regeneron will equally share all payments received from JW, including but not limited to all upfront, milestone and royalty payments made by JW to the Company. The Company and Regeneron will also equally share all costs for any eligible expenses incurred in accordance with the terms of the Regeneron Collaboration Agreement. Additionally, the Company may leverage the early clinical data generated under the collaboration to support development in other geographies. The closing of the transaction will be subject to the approval of the JW shareholders and other customary closing conditions.

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
We have never been profitable and have incurred net losses since inception. Our net loss was $67.9 million and $231.0 million for the three and nine months ended September 30, 2022, respectively. We expect to continue to incur operating losses for at least the next several years as we:
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
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $324.5 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months, although we intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties.

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

•KarMMa-7 study – an open label, multi-arm, multi-cohort phase 1/2 study intended to determine the optimal target dose, safety and efficacy of ide-cel combinations in subjects with relapsed and/or refractory multiple myeloma.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
ide-cel	$16,510	$14,199	$45,395	$68,585
bb21217	336	1,578	3,174	8,198
bbT369	8,406	4,871	21,179	15,351
SC-DARIC33	843	3,162	3,854	6,467
Preclinical programs	11,414	11,130	45,193	26,583
Total direct research and development expense	37,509	34,940	118,795	125,184
General research and platform personnel costs	4,633	8,591	16,773	26,552
Unallocated laboratory and manufacturing expenses	2,461	3,690	12,919	10,838
Facility and other support costs	17,136	13,910	50,936	39,820
Total other research and development expenses	24,230	26,191	80,628	77,210
Total research and development expense	$61,739	$61,131	$199,423	$202,394
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
As of September 30, 2022, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.1 million as of September 30, 2022, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Other (Loss) Income, Net
Other (loss) income, net consisted primarily of our 50% share of the Resilience net operating loss for the third quarter of 2022. This was partially offset by rental income along with income recognized under our transition service agreements with bluebird bio. Other (loss) income, net also includes gains and losses on disposal of assets. For the 2021 comparative periods, other (loss) income, net consists primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were assumed by us, as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to us for our proportional use of assets that were not assumed by us.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and nine months ended September 30, 2022, there were no material changes to our significant accounting policies as reported in our annual consolidated and combined financial statements included in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated and combined financial statements.

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

Comparison of the Three Months Ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Service revenue	$4,642	$6,312	$(1,670)
Collaborative arrangement revenue	7,903	12,337	(4,434)
Royalty and other revenue	863	608	255
Total revenues	13,408	19,257	(5,849)
Operating expenses:
Research and development	61,739	61,131	608
Selling, general and administrative	19,610	22,996	(3,386)
Share of collaboration loss	—	—	—
Cost of royalty and other revenue	377	320	57
Change in fair value of contingent consideration	50	48	2
Total operating expenses	81,776	84,495	(2,719)
Loss from operations	(68,368)	(65,238)	(3,130)
Interest income, net	1,113	—	1,113
Other (loss) income, net	(624)	5,237	(5,861)
Loss before income taxes	(67,879)	(60,001)	(7,878)
Income tax (expense) benefit	—	—	—
Net loss	$(67,879)	$(60,001)	$(7,878)
Revenue. Total revenue was $13.4 million for the three months ended September 30, 2022, compared to $19.3 million for the three months ended September 30, 2021. The decrease of $5.8 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased ABECMA manufacturing costs. This has resulted in higher charges to 2seventy as part of our 50% share of U.S. costs with BMS. We are continuing to invest in increasing manufacturing capacity in the future.

Research and Development Expenses. Research and development expenses were $61.7 million for the three months ended September 30, 2022, compared to $61.1 million for the three months ended September 30, 2021. The overall increase of $0.6 million was primarily attributable to the following:
•$3.4 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease. This increase is also attributable to a higher allocation of these costs to research and development expense based on headcount and facility square footage;
•$2.2 million of increased collaboration research funding costs, which is primarily driven by an increase in our share of research and development costs under our collaboration with BMS; and
•$1.8 million of increased material production costs associated with CRC-403, the phase 1/2 Study of bbT369.
These increases were partially offset by:
• $3.9 million of decreased license and milestone fees associated with oncology research, the SC-DARIC33 program and our collaboration with Novo; and
•$1.2 million of decreased consultant, clinical trial and medical research fees.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.6 million for the three months ended September 30, 2022, compared to $23.0 million for the three months ended September 30, 2021. The decrease of $3.4 million was primarily due to the following:
•$2.4 million of decreased IT and other facility-related costs, mainly driven by a lower allocation of these costs to selling, general and administrative expense based on headcount and facility square footage; and
•$2.3 million of decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model.
These decreases were partially offset by an increase in stock-based compensation expense of $1.2 million, primarily due to expense recognized on executive retention grants with performance conditions that were met during the third quarter of 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.4 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other (Loss) Income, Net. For the three months ended September 30, 2022, other (loss) income, net primarily consisted of our 50% share of the Resilience net operating loss for the third quarter of 2022. This was partially offset by rental income along with income recognized under our transition service agreements with bluebird bio. For the three months ended September 30, 2021, other (loss) income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were assumed by us, as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to us for our proportional use of assets that were not assumed by us.

Comparison of the Nine Months Ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Service revenue	$14,363	$17,544	$(3,181)
Collaborative arrangement revenue	18,425	15,527	2,898
Royalty and other revenue	2,531	5,417	(2,886)
Total revenues	35,319	38,488	(3,169)
Operating expenses:
Research and development	199,423	202,394	(2,971)
Selling, general and administrative	60,749	69,025	(8,276)
Share of collaboration loss	9,642	10,071	(429)
Cost of royalty and other revenue	1,252	2,111	(859)
Change in fair value of contingent consideration	181	464	(283)
Total operating expenses	271,247	284,065	(12,818)
Loss from operations	(235,928)	(245,577)	9,649
Interest income, net	1,441	—	1,441
Other income, net	3,494	14,340	(10,846)
Loss before income taxes	(230,993)	(231,237)	244
Income tax (expense) benefit	(17)	—	(17)
Net loss	$(231,010)	$(231,237)	$227
Revenue. Total revenue was $35.3 million for the nine months ended September 30, 2022, compared to $38.5 million for the nine months ended September 30, 2021. The decrease of $3.2 million was primarily attributable to a decrease in Idel-cel ex-U.S. service revenue along with a decrease in royalty and other revenue as a result of the termination of our license agreement with Novartis in the first quarter of 2021. This decrease was partially offset by an increase in collaborative arrangement revenue, driven by an increase in collaborative related activities with Regeneron in the second quarter of 2022.
Research and Development Expenses. Research and development expenses were $199.4 million for the nine months ended September 30, 2022, compared to $202.4 million for the nine months ended September 30, 2021. The overall decrease of $3.0 million was primarily attributable to the following:
•$12.5 million of decreased collaboration research funding costs, which is primarily driven by a decrease in our share of research and development costs under our collaboration with BMS;
•$4.2 million of decreased license and milestone fees associated with oncology research, the SC-DARIC33 program and our collaboration with Novo; and
•$4.0 million of decreased employee compensation expenses, primarily due to decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards. This was partially offset by increased employee salary expense.

These decreased costs were partially offset by:
• $10.8 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease. This increase is also attributable to a higher allocation of these costs to research and development expense based on headcount and facility square footage; and
•$7.7 million of increased material production costs associated with CRC-403, the phase 1/2 Study of bbT369.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $60.7 million for the nine months ended September 30, 2022, compared to $69.0 million for the nine months ended September 30, 2021. The decrease of $8.3 million was primarily due to the following:
•$6.1 million of decreased IT and other facility-related costs, mainly driven by a lower allocation of these costs to selling, general and administrative expense based on headcount and facility square footage; and
•$5.8 million of decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model.
The decreased costs were partially offset by $3.0 million of increased legal fees related to patent applications and maintenance and increased consulting costs as we began incurring costs to operate as standalone company during the first quarter of 2022.
Share of Collaboration Loss. Share of collaboration loss for the nine months ended September 30, 2022 represents our share of net loss arising from the commercialization of ABECMA under the BMS collaboration during both the first and second quarters of 2022, as we recorded collaborative arrangement revenue related to this collaboration in the third quarter of 2022. Share of collaboration loss for the nine months ended September 30, 2021 represents our share of loss for only the second quarter of 2021, as ABECMA was approved in the U.S. at the end of March 2021 and sales did not begin until April 2021, and we recorded collaborative arrangement revenue related to this collaboration in the third quarter of 2021. The decrease in share of collaboration loss period over period is attributable to increased net sales partially offset by increased vector manufacturing costs incurred by BMS during the first half of 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $1.3 million for the nine months ended September 30, 2022, compared to $2.1 million for the nine months ended September 30, 2021. The decrease is attributable to decreased royalty and other revenue in the same periods, primarily as a result of the termination of our license agreement with Novartis in March 2021.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the nine months ended September 30, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio and rental income. For the nine months ended September 30, 2021, other income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were assumed by us, as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to us for our proportional use of assets that were not assumed by us. Other income, net also included rental income and gains and losses on disposal of assets for the nine months ended September 30, 2021.

Note on the COVID-19 Pandemic
As a result of the impacts of the novel coronavirus (“COVID-19”), we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic and its effects continue to evolve and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. We continue to evaluate the impact of the COVID-19 pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities.

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
As of September 30, 2022, we had cash, cash equivalents, and marketable securities of approximately $324.5 million. Based on our current operating plans, including with respect to the ongoing commercialization of ABECMA, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. We intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the nine months ended September 30, 2022, we incurred a loss of $231.0 million and used $181.7 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(181,654)	$(149,595)
Net cash provided by (used in) investing activities	12,229	(18,600)
Net cash provided by financing activities	165,997	168,195
Increase (decrease) in cash, cash equivalents and restricted cash	$(3,428)	$—
Cash Flows from Operating Activities. Net cash used in operating activities was $181.7 million for the nine months ended September 30, 2022 and primarily consisted of a net loss of $231.0 million adjusted for non-cash items, including stock-based compensation of $31.6 million and depreciation and amortization of $9.2 million, as well as the change in our net working capital.
Net cash used in operating activities was $149.6 million for the nine months ended September 30, 2021 and primarily consisted of net loss of $231.2 million adjusted for non-cash items, including stock-based compensation of $40.3 million and depreciation and amortization of $12.8 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2022 was $12.2 million and was due to proceeds from maturities of marketable securities of $147.6 million, offset by the purchase of marketable securities of $115.7 million and the purchase of property, plant and equipment of $19.7 million.
Net cash used in investing activities for the nine months ended September 30, 2021 was $18.6 million and was due to the purchase of property, plant and equipment as well as the purchase of $8.0 million of intangible assets.
Cash Flows from Financing Activities. Prior to the separation, bluebird bio managed our cash and financing arrangements. Accordingly, all excess cash generated through earnings was deemed remitted to bluebird bio and all sources of cash were deemed funded by bluebird bio.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $166.0 million and was primarily due to net proceeds received of $165.5 million from the issuance of common stock in a private placement in March 2022.
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

•the build-out of our drug product manufacturing capabilities at our Cambridge, Massachusetts headquarters, which will enable rapid translational research in our clinical trials and the manufacture of drug product for preclinical and Phase 1 clinical development activities; and
•additional research discovery efforts, other capital expenditures, working capital requirements, and other general corporate activities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2022 we had cash, cash equivalents and marketable securities of $324.5 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.1 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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
Inflation rates have increased and may continue to rise. If continued inflation causes the cost of labor to increase or our suppliers and vendors to raise prices, our operational expenses may increase, which could have an adverse impact on our business, financial condition and results of operation.
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
•changes in market conditions in the pharmaceutical and biotechnology sector; and
•changes in general credit and financial markets and economic conditions.
In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, financial condition and prospects. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In addition, a decline or volatility in the market price of our common stock may affect our willingness and ability to raise equity capital through the sale of our common shares in public and/or private offerings, which may adversely affect our ability to fund our business operations.
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of third-party suppliers and manufacturers to manufacture ABECMA as well as clinical trial materials for product candidates.

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

2seventy bio, Inc.

Date: November 7, 2022	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 7, 2022	By:	/s/ Chip Baird
Chip Baird
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)