Form 10-K
period 2022-12-31
2seventy bio, Inc.
filed 2023-03-16
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second quarter was $496,765,830.

The number of shares of registrant’s common stock outstanding as of March 8, 2023 was 50,189,753.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the operational capabilities and timelines with respect to our in-house manufacturing facility;
•sourcing supplies for the materials used to manufacture our product candidates;
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

•potential indemnification liabilities we may owe to bluebird bio after the separation;
•our business and operations following the separation and any benefits or costs of the separation, including the tax treatment of the separation, the tax treatment of the distribution, and limitations imposed on us under the tax matters agreement that we entered with bluebird bio in connection with the separation and distribution;
•the impact of rising inflation rates on our business, financial condition and results of operation;
•the fluctuation of the market price of our shares;
•trends and challenges in our current and potential markets; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”
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

Summary of the Material and Other Risks Associated with Our Business
•We are a cell and gene therapy company with a limited operating history as an independent company. To date, we have not recognized any revenues from the sale of products by us. Our revenues have been derived from out-licensing arrangements and collaboration arrangements, including the collaboration revenue derived from sales of Abecma by BMS. We may never become profitable.
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
•We depend heavily on the success of our lead product candidates, SC-DARIC33 and bbT369. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.
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
•We may experience business interruptions or negative market conditions arising out of global crises, including international conflicts, the ongoing COVID-19 global pandemic, or similar public health crises. Such events could cause a disruption of the development of our product candidates and adversely impact our business. Such events may contribute to global market conditions that negatively impact our ability to raise needed capital on favorable terms and timelines.

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
v

PART I
Item 1. Business
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of Abecma (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, or FDA, for multiple myeloma. Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We are advancing multiple clinical programs, including SC-DARIC33, for the treatment of pediatric patients with relapsed and refractory acute myeloid leukemia, or AML, and bbT369, for the treatment of patients with B-cell non-Hodgkins lymphoma, or B-NHL, as well as multiple preclinical programs, including bbT4015, an engineered CAR T cell therapy targeting MUC16. Additionally, together with our partner Bristol Myers Squibb, or BMS, we are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody.
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
Our clinical programs in B-NHL and AML are illustrations of our multiplex approach, applied to address the specific challenges of treating those cancers:
We are developing our bbT369 product candidate as a potential treatment for patients with B-NHL. The advent of the first generation of anti-CD19 CAR T products represents a significant advancement in the field of B-NHL and has established a new standard for the treatment of patients with relapsed and refractory B-NHL. However, more than half of patients treated with an anti-CD19 CAR T do not achieve durable remission. Prognosis remains poor for these patients, with median overall survival after axicabtagene ciloleucel, or axi-cel, of approximately six months for patients initially responding and less than two months for patients without initial response. The main limitations of the first-generation CAR T therapies are the lack of complete response in some patients and the potential for late relapse, indicating a need for deeper and more durable treatment responses. We take a differentiated approach from the approved anti-CD19 CAR T therapies: we have designed a dual-targeting CAR to target CD20 and CD79a to limit antigen escape (as has been seen with CD19-targeted therapies). We provide split co-stimulation to drive maximal activation of the T cell in response to antigens. We include a gene edit designed to drive increased expansion, resist anergy, and maintain potency in sub-optimal conditions for T cell activation. Clinical study CRC-403, an open-label, multi-site Phase 1/2 dose-escalation study of bbT369, will serve as a potential proof-of-concept assessment of our proprietary gene editing platform, dual-targeting strategies and split co-stimulation signaling technology. Dosing in the first cohort of CRC-403 was completed in 2022, and the trial is currently enrolling patients at the second dose level.
We are developing our SC-DARIC33 product candidate as a potential treatment for pediatric and young adult patients with relapsed or refractory AML. Although CAR T therapy has shown transformative potential and durable efficacy in other hematologic tumors, the use of CAR T therapy in the treatment of AML has been complicated by the expression of key targets such as CD33 across healthy myeloid cells in addition to leukemic blasts and stem cells. In other words, a highly potent CAR T cell directed towards one of these targets carries the significant risk of “on-target, off-tumor” toxicity because of broad myeloid aplasia. In developing SC-DARIC33 as a potential treatment for patients with AML, we seek to address the challenge of balancing potency and safety risk by combining advanced CAR T receptor technology with our DARIC technology, a pharmacologically controlled “on-off” switch to reversibly regulate the activity of the CAR T cell. We have designed the CAR to target both full-length and alternatively spliced CD33 variants to address heterogeneity in the disease, and to reduce the risk of antigen escape and disease relapse. We believe that the DARIC switch will give treating physicians the ability to turn off highly potent CAR T cell activity to allow for myeloid recovery, while being able to re-activate CAR T cell activity on demand. PLAT-08, the investigator-initiated proof-of-concept Phase 1 clinical trial of our SC-DARIC33 product candidate in pediatric and young adult relapsed or refractory AML patients, is led by our partner Seattle Children’s Therapeutics, a non-profit enterprise associated with Seattle Children’s Research Institute, or SCRI. The PLAT-08 trial is nearing completion of the mandatory adult dosing phase, and the totality of initial data to-date suggests SC-DARIC33 activation by rapamycin. The PLAT-08 trial will allow us to further assess our DARIC platform in light of the rapamycin-induced activation of SC-DARIC33 and potential for marrow recovery following rapamycin withdrawal.
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

•Manufacturing experience and capability: Our team has accumulated significant experience in the manufacturing, analytical testing, and quality aspects from both lentiviral vectors and autologous lentiviral vector-transduced cellular drug products, from shepherding Abecma through clinical development, regulatory approval, and to commercialization in the United States, as well as from bluebird bio’s betibeglogene autotemcel in Europe. Moreover, we, in partnership with National Resilience Inc., or Resilience, have successfully scaled-up our suspension-based manufacturing process for lentiviral vector, or sLVV, which is being utilized in ongoing clinical trials for ide-cel. We recently added a Phase 1 cell therapy manufacturing facility in our Cambridge headquarters which we believe will enable us to improve the profile and accelerate timelines for the delivery of product candidates to patients. We anticipate the facility will be operational by mid-2023. We believe our experience spanning first-in-human to commercial manufacturing, quality control and quality assurance represents know-how critical to the efficient translation and development of our multiplex product candidates.
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
In addition to our executive leadership team, our company includes 97 individuals with medical or Ph.D. degrees, which include key scientists and researchers who have made important discoveries and progress across our technologies, as well as those with deep experience and expertise in building high growth, disruptive companies.
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
To execute on our strategy, we plan to:
•Co-commercialize Abecma, including clinical expansion to earlier lines of therapy, through our collaboration with BMS, and leverage our clinical and operational experience under this collaboration and this product revenue stream to further invest in our next-generation proprietary programs.
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
•Build upon our existing internal lentiviral vector manufacturing know-how and experience through both selective investments in manufacturing collaborations and through our internal capabilities, including the build-out of our drug product manufacturing capabilities at our Cambridge, Massachusetts headquarters. The facility, which we anticipate will be operational by mid-2023, is designed to enable rapid translational research in our clinical trials, as well as allow us to manufacture drug product for preclinical and Phase 1 clinical development activities, over time, with the objectives of enabling rapid iteration on clinical learnings into research and development, increasing the efficiency of manufacturing processes, and improving the overall patient and healthcare professional experience.
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
CAR T cells targeting CD19 represent a significant advancement in the field of treatment for B-NHL and established a new standard of treatment for relapsed and refractory patients, with the potential for curative therapy. Specifically, anti-CD19 CAR T products axi-cel, tisagenlecleucel, and lisocabtagene maraleucel have been approved for the treatment of adult patients with relapsed and refractory large B-cell lymphoma (including DLBCL, HGBCL and TFL) after two or more lines of systemic therapy. However, survival for certain high-risk subtypes (e.g., non-germinal center B-cell-like subtype of lymphoma and double-hit lymphoma) and relapsed and refractory patients is poor. More than half of patients treated with CD19 CAR T do not achieve durable remission. Prognosis remains poor for these patients with median overall survival after axi-cel of approximately six months for patients initially responding and less than two months for patients without initial response. The main limitations of the currently available CAR T treatments are the lack of complete response in some patients, and the potential for late relapse, indicating a need for deeper and more durable treatment options.
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
Dosing in the first cohort of clinical study CRC-403, an open-label, multi-site Phase 1/2 dose-escalation study of bbT369 in relapsed and/or refractory B-NHL after autologous SCT or two or more prior lines of therapy, was completed in 2022. There have been no dose-limiting toxicities observed to-date. The manufacturing success rate and turnaround time are in line with other autologous CAR Ts despite the additional complexity of the product candidate. CRC-403 will serve as a potential proof-of-concept assessment of our proprietary gene editing platform, dual-targeting strategies and split co-stimulation signaling technology. Multiple clinical trial sites are currently recruiting patients who are either naïve to CD19 CAR T or who have relapsed after CD19 CAR T for the second dose level of the trial. The Phase 1 portion will be a dose-escalation study, with the Phase 2 stage allowing continued investigation of these two different patient populations at the recommended dose. The trial will be conducted at four study sites.
Acute Myeloid Leukemia
We are developing our SC-DARIC33 product candidate for the treatment of patients with acute myeloid leukemia (AML). Systemic therapy (including chemotherapy, hypomethylating agents, and targeted biologics) alongside hematopoietic stem cell transplant (HSCT) are the mainstays of AML treatment today. Of note, many adult patients are unfit for such intensive therapy, which in turn leads to less favorable clinical outcomes. Though HSCT provides meaningful clinical benefit to those who are eligible, the unmet need in this heterogenous and aggressive disease remains high. Prognosis is typically poor for adult patients, with a 5-year survival rate of 10-35% depending on disease subtype. In children and adolescents, the 5-year survival rate is 50 to 70%, with variation by subtype and other risk factors as seen in adults. Of note, median overall survival in adults with relapsed and refractory AML is less than 12 months, indicating a particularly high unmet need for these patients.
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
We seek to address this challenge with our SC-DARIC33 product candidate, which combines CAR T technology with DARIC, our dimerizing agent-regulated immunoreceptor complex technology. In our SC-DARIC33 product candidate, the traditional components of an anti-CD33 CAR are separated into two subunits which only enable T cell activation in the presence of sub-immunosuppressive doses of rapamycin, an orally-administered small molecule, which functions as an “on-off” toggle switch. In vitro and in vivo studies have shown that this regulated activation is reversible upon withdrawal of rapamycin and can be subsequently re-activated upon re-administration of rapamycin. Our SC-DARIC33 product candidate is designed to utilize this on-off toggle switch in the context of an autologous CD33-directed DARIC-T cell to drive deep responses in AML while “on” and allow myeloid compartment recovery while “off”.
In collaboration with Seattle Children’s Therapeutics, we are enrolling patients in PLAT-08, an investigator-initiated single-center proof-of-concept Phase 1 clinical trial of SC-DARIC33 in pediatric and young adult relapsed or refractory AML patients. This dose-finding trial is aimed at establishing safety, manufacturability, and early efficacy signals for SC-DARIC33 and we expect to conduct correlative analyses to confirm rapamycin-driven regulation in humans. We are nearing completion of the mandatory adult dosing phase, and the totality of the initial data suggests SC-DARIC33 activation by rapamycin. In parallel, we are also advancing next-generation, preclinical product concepts for pediatric and adult AML in partnership with SCRI. These concepts include multiplex targeting and additional enhancement technologies to address the heterogeneity of disease and prevent relapse. Specifically, a next-generation AML product candidate has been selected and will enter non-clinical development in 2023. This new candidate is built off of our new RESET receptor architecture and incorporates dual targeting along with a potency enhancement while retaining the DARIC-like drug regulation. The terms of our arrangements with Seattle Children’s Therapeutics and SCRI are described more fully below under “Strategic Collaborations—Seattle Children’s.”

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
Abecma and our collaboration with BMS. In March 2021, Abecma (idecabtagene vicleucel; ide-cel) was approved by the FDA in the United States for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma is a first-in-class B cell maturation antigen, or BCMA, CAR T therapy for the treatment of multiple myeloma, and represents our first oncology product candidate that has progressed from bluebird bio’s internal research programs, through clinical development to approval and commercialization, together with our collaboration partner, BMS. Gross revenue from sales of Abecma in the United States in 2022 equaled $297 million, which is shared equally between us and BMS along with the related cost of sales and other commercialization costs. Together with BMS, we are in the process of increasing U.S. testing and manufacturing capacity, and therefore overall U.S. supply chain capacity, for Abecma.
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
Next-generation approaches. CAR T therapies have transformed the treatment landscape in multiple myeloma and created the possibility for outcomes that were not possible with traditional therapies. Despite the significant advances that the current generation of CAR T therapies brought to patients, there are still significant challenges such as the need to improve duration of response and reduce manufacturing turnaround time. Our next-generation multiple myeloma program strategy is focused on leveraging our clinical experience from Abecma and bb21217, translational and correlative data, and technology platforms to solve definable and meaningful problems in the field. Leveraging our leadership in autologous CAR T therapy, our next-generation autologous multiple myeloma program utilizes multiple technologies including process improvements and dual targeting, with the goal of achieving best-in-

class efficacy through deeper and more durable responses than the current generation of autologous CAR T products.
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
MUC16. Together with our partner Regeneron Pharmaceuticals, Inc., or Regeneron, we are advancing our bbT4015 product candidate, an engineered T cell therapy targeting MUC16, through preclinical studies. We anticipate submitting an Investigational New Drug Application, or IND, for a clinical trial of bbT4015 in patients with ovarian cancer in 2023. This first in-human study will prospectively include combination agents, including those in Regeneron’s pipeline, and will be the first program to utilize our new in-house drug product manufacturing facility.
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
MAGE-A4. Over ten types of solid tumors express the MAGE-A4 antigen, making it a promising target for cell therapy, including lung, head and neck, gynecologic and gastric cancers. Together with our partner Regeneron we are advancing an engineered TCR therapy targeting MAGE-A4 through preclinical studies. We believe our MAGE-A4 program has the potential to address the challenges of solid tumors in a three-pronged way: (1) we have identified a potent T cell receptor targeting a prevalent intracellular peptide antigen from MAGE-A4, (2) engineered this receptor for a strong anti-tumor response, and (3) incorporated an innovative switch receptor (CTBR12) that converts the highly suppressive TGFβ signal in the hostile tumor microenvironment into a potent T cell intrinsic activation signal. The TGFβ signaling pathway has been broadly implicated as a key suppressive factor in the TME of multiple MAGEA4+ indications, including non-small cell lung, bladder, ovarian, and head and neck carcinomas. In 2022, we entered into an agreement with JW (Cayman) Therapeutics Co. Ltd., or JW Therapeutics, to clinically evaluate this potency enhanced MAGE-A4 TCR program. JW Therapeutics plans an investigator-initiated trial in China in 2023, initially focused on esophageal carcinoma.
Hemophilia A
Together with our partners Novo Nordisk A/S (“Novo Nordisk”) and Genevant Sciences Corporation (“Genevant”), we are also conducting preclinical studies of our product candidate in hemophilia A. Hemophilia A is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional factor VIII, or FVIII. Hemophilia A is caused by mutations in the gene that encodes the coagulation FVIII protein. Our approach employs our gene editing technology (megaTALs) to insert a corrective copy of the FVIII gene directly into the genome of liver cells. We believe that this targeted integration approach may result in permanently corrected cells that have the potential to provide durable expression of therapeutic levels of FVIII protein.

Manufacturing
We have entered into agreements with external manufacturing partners in the United States and Europe to support our various preclinical and clinical programs in oncology, and to support Abecma commercial vector supply. In addition, we have recently added a Phase 1 drug product cell therapy manufacturing facility in our Cambridge, Massachusetts headquarters, which we anticipate will be operational by mid-2023. We believe this manufacturing facility will enable us to rapidly iterate on clinical learnings in the development of our pipeline programs. We also have a strategic manufacturing collaboration with Resilience to increase the efficiency of vector manufacturing processes for cell and gene therapies to reduce the cost of supply and enable patient access.
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
In March 2021, the FDA approved the marketing of Ide-cel as Abecma in the United States for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of Abecma. As previously described, under the collaboration arrangement with BMS, we have an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, in January 2022 we, along with BMS, evaluated our plans with respect to bb21217. Based in part on the strength of Abecma clinical data and commercial sales to date, we and BMS elected to discontinue development of bb21217 and, as such, we did not exercise our option to co-develop and co-promote bb21217 within the United States. We are still eligible to receive U.S. milestones and royalties for U.S. sales of bb21217, if further developed by BMS. Additionally, pursuant to the terms of the collaboration agreement, because we did not exercise our option to co-develop and co-promote bb21217, we received an additional fee in the amount of $10.0 million from BMS during the second quarter of 2022.
Seattle Children’s. Through our collaboration with Seattle Children’s Therapeutics, a non-profit enterprise associated with Seattle Children’s (“SCRI”), we and SCRI are working to advance the clinical development of SC-DARIC33 as a treatment for patients with AML.
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
JW Therapeutics. Through our agreement with JW Therapeutics, we are collaborating to establish a translational and clinical cell therapy development platform designed to more rapidly explore T cell-based immunotherapy products in the Chinese mainland, Hong Kong (China), and Macao (China).
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
Institut Pasteur. Under a 2011 license agreement, Institut Pasteur granted a license to bluebird bio for certain patents relating to the use of DNA sequences, LVV and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations (the “Licensed Pasteur IP”). In February 2023, we entered into a partial assumption and assignment agreement with bluebird bio and Institut Pasteur, by which bluebird bio assigned us its rights, obligations and interests under the 2011 license agreement, to any and all uses of the Licensed Pasteur IP in connection with the prevention, diagnosis or treatment of oncological diseases or disorders and hemophilia. We will pay Institut Pasteur an annual maintenance payment, a percentage of income received in the event of sublicensing arrangements and, upon commercialization of products covered by the Licensed Pasteur IP, a percentage of net sales as a royalty, which varies depending on the indication of the product. Prior to entering into the partial assignment and assumption agreement, the Licensed Pasteur IP was sublicensed by bluebird bio to us under the Intellectual Property License Agreement, dated as of November 3, 2021, entered into in connection with the Separation. The Agreement may be terminated for a substantial breach by either Party that is not cured within 60 days of notification of the substantial breach. 2seventy may terminate the agreement by providing to Institut Pasteur 90 days prior written notice.
bluebird bio. We entered into an intellectual property license agreement in connection with the separation with bluebird bio pursuant to which each party granted a license to certain intellectual property and technology. bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. We granted to bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields.

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
These efforts include the following:
Multiple Myeloma. The current standard of care for relapsed and refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), cytotoxic agents, and HSCT. There are several companies developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti that was approved by the FDA in February 2022 (Janssen in collaboration with Legend Biotech); a CAR T-ddBCMA cell therapy in clinical development (pivotal Phase 2 iMMagine-1) jointly developed by Arcellx in partnership with Kite; an anti-BCMA CAR T cell therapy in clinical development (Phase 1) sponsored by BMS following the completion of its acquisition of Juno Therapeutics, Inc. and several other anti-BCMA CAR T cell therapies in Phase 1 study, including and not limited to Novartis and Gracell Biotechnologies Inc. In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics AG have disclosed preclinical and clinical programs for allogeneic BCMA targeted CAR T cell therapies. There are also other therapies using similar or novel modalities being developed by several groups, including multiple bispecific T cell engagers and specific antibody therapies, such as antibody-drug conjugates (ADCs). In October 2022, the FDA approved Tecvayli (teclistamab, first-in-class BCMAxCD3 bispecific antibody) for patients with at least four prior therapies in relapsed and refractory multiple myeloma becoming the first treatment option with this modality to gain approval in the US. Two other BCMA-directed bispecific antibodies, Pfizer’s elranatamab and Regeneron’s linvoseltamab are expected to be approved in 2023 and 2024, respectively. In addition to Tecvayli, potential approval of another bispecific antibody developed by Janssen, talquetemab (first-in-class GPRC5DxCD3), is expected in the second half of 2023. After GSK noted the failure of the Phase 3 confirmatory DREAMM-3 study in

3L+ relapsed and refractory multiple myeloma, following the request of the FDA, GSK announced plans for full market withdrawal of Blenrep (BCMA targeting ADC). GSK continues to develop Blenrep, and the data from the Phase 3 DREAMM-7 and DREAMM-8 studies in 2L relapsed and refractory multiple myeloma expected in the first half of 2023 will inform their future regulatory pathways.
B Cell Non-Hodgkin's Lymphoma. The current standard of care for majority of non-Hodgkin's lymphoma, or NHL, is focused around CD20 immunotherapy, mainly rituximab, combined with chemotherapy agents such as bendamustine or the four-drug cyclophosphamide, doxorubicin, vincristine and prednisone (CHOP) regimen as the first-line option; patients with certain mutations may receive a different chemotherapy cocktail called EPOCH. As patients fail these therapies and reach the relapsed/refractory setting, patients who are eligible for stem cell transplant have typically received CD20 antibodies and high-dose chemotherapy followed by autologous stem cell transplantation, or HDCT-ASCT. CD19 CAR T cell therapies axicabtagene ciloleucel (marked as Yescarta) and lisocabtagene maraleucel (marketed as Breyanzi) were both approved in 2022 for patients refractory to or relapsing within 12 months of initial therapy, replacing HDCT-ASCT as the standard of care for many patients; lisocabtagene maraleucel was also approved in the US for patients who are deemed ineligible for HDCT-ASCT. Axicabtagene ciloleucel and lisocabtagene maraleucel were also previously approved and launched as therapies for NHL patients who had failed at least two prior therapies, as was a third CD19 CAR T, tisagenlecleucel (marketed as Kymriah). More than 60 development programs for NHL therapies are in Phase 1 through Phase 3 trials in the US, including over 20 CAR T cell therapies, most of which target CD19. Among these programs are three dual targeting assets: Miltenyi’s zamtocabtagene autoleucel, a CD19/20 targeting CAR T currently in two potentially registrational Phase 2 trials, Cellular Biomedicine Group’s C-CAR039, a CD19/20 targeting CAR T which opened a Phase 1 trial in the US in 2022, and Autolus Therapeutics’ AUTO3, a CD19/22 dual targeting CAR T for relapsed/refractory NHL with promising Phase 1/2 data which Autolus Therapeutics is aiming to partner or out-license. Most cell therapies, marketed or in the clinic, are exploring patient populations across the treatment paradigm with expectations of replacing current standard of care and procuring expanded labels. In addition to autologous therapies, efforts are ongoing for allogeneic platforms that offer “off-the-shelf” advantage with the option of potentially treating greater number of patients over currently marketed CARs. ALLO-501A, PBCAR0191, CTX110, and ADI-001 have shown promising preliminary data in R/R NHL including patients failed on or refractory to prior CARs, and potentially registrational trials have been initiated for ALLO-501A and CTX110. Beyond cell therapies, Roche’s CD79b-targeting anti-body drug conjugate, polatuzumab vedotin (marketed as Polivy), received approval in relapsed/refractory NHL in the US in 2019 and a broader EMA approval in patients not eligible for stem cell transplant; polatuzumab also showed promising Phase 3 data in newly diagnosed NHL but has not yet been approved in that setting. Another anti-body drug conjugate, ADC Therapeutics’ CD19-targeting loncastuximab tesirine (marketed as Zynlonta), was approved in relapsed/refractory NHL patients after at least two prior therapies in the US in 2021. Morphosys’ tafasitamab (marketed as Monjuvi), a CD-19 targeted antibody, was approved and launched in 2020 in the US in combination with lenalidomide for patients with relapsed or refractory disease ineligible for HDCT-ASCT. Bispecific antibody therapies include Roche’s glofitamab, Genmab and AbbVie’s epcoritamab, and Regeneron’s odronextamab (all CD20 X CD3). Roche and AbbVie have filed BLAs for their respective agents, and Regeneron is expected to submit a BLA for odronextamab in 2023.
Acute Myeloid Leukemia. The current standard of care for AML has changed in the last few years following a host of new small molecule and monoclonal antibody approvals since 2017: midostaurin (commercialized by Novartis), liposomal daunorubicin and cytarabine (commercialized by Jazz Pharmaceuticals plc), enasidenib (commercialized by BMS and Servier), gemtuzumab ozogamicin (commercialized by Pfizer), ivosidenib (commercialized by Servier), gilteritinib (commercialized by Astellas Pharma), venetoclax (commercialized by AbbVie and Genentech), and glasdegib (commercialized by Pfizer). Many of these drugs are first in class and some are biomarker driven, resulting in more segmentation in the AML treatment paradigm. There are several competitors exploring autologous CAR T therapies in Phase 1 trials for relapsed and refractory AML, some against targets that have approved monoclonal antibody competitors on the market already, while others have novel targets. Dual targeting CAR T cell-based approaches are also starting to enter the clinic, including the CD33/CLL-1 targeting CAR Ts being developed by iCell Gene Therapeutics and Legend Biotech. Other groups are exploring TCR-based autologous therapies against novel targets. In addition to autologous cell therapies, there are allogeneic CAR T cell therapies in early trials for AML, including MB-102 in a Phase 1 trial being developed by Mustang Bio, Inc, and UCART123 in a Phase 1 trial being developed by Cellectis as well as NK cell-based therapies. Other modalities, such as bispecific antibodies, ADCs, and other immunotherapy-based approaches are also in development across a wide range of targets. For example, Janssen is developing JNJ-67571244, a bispecific antibody targeting CD33 and CD3, for the treatment of relapsed or refractory AML, and Immunogen is developing pivekimab sunirine (IMGN632), a CD123 ADC, as monotherapy or in combination with azacytidine +/- venetoclax in relapsed or refractory or newly diagnosed AML. In addition, Gilead is investigating magrolimab, a CD47 targeting antibody, through two ongoing pivotal Phase 3 studies: ENHANCE-3 investigating magrolimab combined with venetoclax and azacytidine in newly diagnosed intensive chemotherapy unfit AML patients and ENHANCE-2 magrolimab in combination with azacytidine vs. physicians’ choice of venetoclax and azacytidine or intensive chemotherapy in newly diagnosed TP53 mutant AML patients. Data is expected for both studies in 2024.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based approved product and product candidates and other proprietary technologies and processes related to our approved product and product candidates. As of February 8, 2023, our patent portfolio includes the following:
•66 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to lentiviral vectors and vector manufacturing or production;

•163 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•6 patents or patent applications that we have non-exclusively in-licensed or optioned from third parties related to oncology and therapeutic T cells;
•660 patents or patent applications that we own, have exclusively or co-exclusively in-licensed, or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;
•179 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene-editing compositions and methods; and
•2 patent applications that we have non-exclusively in-licensed from third parties related to gene-editing compositions and methods.
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
•Pasteur Institute. The in-licensed Pasteur patent portfolio contains patents and patent applications directed to FLAP/cPPT elements and lentiviral vectors used to produce ide-cel for multiple myeloma. As of February 8, 2023, we had a non-exclusive license in the field of oncology (from bluebird bio) to two issued U.S. patents. We expect the issued composition of matter patents to expire in 2022 and 2023 in the United States (excluding possible patent term extensions).
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications directed towards aspects of our lentiviral vectors used to produce ide-cel for multiple myeloma. As of February 8, 2023, we had a non-exclusive license in the field of oncology (bluebird bio) to 11 issued U.S. patents and one pending U.S. patent applications related to our lentiviral vector platform. Corresponding foreign patents related to our lentiviral vector platform include issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2021-2027 in the United States, and in 2022 in the rest of the world (excluding possible patent term extensions).
•Biogen. The in-licensed Biogen Inc. (formerly Biogen Idec MA Inc.; referred to herein as Biogen) patent portfolio, contains patents and patent applications directed toward aspects of T cell-based products that target BCMA. As of February 8, 2023, we had a co-exclusive license to five issued U.S. patents, one pending U.S. patent application, and 49 issued corresponding foreign patents related to T cell-based products that target BCMA. We expect the issued composition of matter patents to expire from 2024-2032 (excluding possible patent term extensions). Further, we expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2024-2030 (worldwide, excluding possible patent term extensions).
•NIH. The in-licensed patent portfolio from National Institutes of Health, or NIH, contains patents and patent applications directed towards aspects of chimeric antigen receptor-based immunotherapies that target BCMA. As of February 8, 2023, we had an exclusive license to 16 issued U.S. patents, three pending U.S. patent applications, 27 issued corresponding foreign patents and 18 corresponding foreign patent applications related to chimeric antigen receptor-based immunotherapies that target BCMA and methods of use. We expect the issued composition of matter and methods patents to expire from 2033-2034 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. The owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter and methods for generating CAR T cells.
▪As of February 8, 2023, we owned 12 issued U.S. patents, 9 pending U.S. non-provisional patent applications, 310 corresponding foreign patents, and 91 corresponding foreign patent applications related to CAR composition, methods of manufacture, and methods of treatment. We expect the issued composition of matter and methods patents to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2040 (worldwide, excluding possible patent term extensions).
▪As of February 8, 2023, we owned one pending PCT application related to alternative anti-BCMA binders, CARs, and corresponding methods. We expect any patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions).
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
•2seventy bio IP. Another component of the owned patent portfolio includes the vector manufacturing platform and is potentially applicable to our oncology programs. This portion of the portfolio contains patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of February 8, 2023, we owned one provisional application, one pending U.S. patent application, 7 corresponding foreign patent applications, and one PCT application related to vector manufacturing, purification, and formulation. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2040-2043 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040-2043 (worldwide, excluding possible patent term extensions).

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
•2seventy bio IP. One aspect of the owned or co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions. As of February 8, 2023, we owned 27 patent families that include 4 issued U.S. patents, 19 pending U.S. patent applications, 17 corresponding foreign patents, and 93 corresponding foreign patent applications; one pending U.S. provisional application; and 6 pending PCT applications. We expect the issued composition of matter patent to expire in 2034 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from a corresponding non-provisional patent application, the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034-2043 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2034-2043 (worldwide, excluding possible patent term extensions).
•T Cell Manufacturing Methods License. We have in-licensed certain patents and patent applications that are directed to specific methods for generating CAR T cells. As of February 8, 2023, we have a nonexclusive license to two issued U.S. patents, one pending U.S. patent application, and 30 corresponding issued foreign patents. We expect the issued method patents to expire in 2026 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).
•T Cell Immunotherapy Product Candidate Licenses. We have in-licensed certain patents and patent applications that are directed to specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.
▪As of February 8, 2023, we had an exclusive license to three families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express particular target antigens. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions).
▪In addition, as of February 8, 2023, we co-owned (with Medigene AG) two patent families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions).
▪Also as of February 8, 2023, we co-owned (with Inhibrx, Inc.) four families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040 (worldwide, excluding possible patent term extensions).
▪Also as of February 8, 2023, we had a non-exclusive license to one family of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for expressing transgenes. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2038 (worldwide, excluding possible patent term extensions).
▪Also as of February 8, 2023, we co-owned (with Seattle Children’s Research Institute) one international application directed to compositions and methods for treating patients with regulatable therapeutic T cells. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2042 (worldwide, excluding possible patent term extensions).
▪Also as of February 8, 2023, we co-owned (with Regeneron) one international application directed to compositions and methods for treating patients with that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2042 (worldwide, excluding possible patent term extensions).
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
▪As of February 8, 2023, we had an exclusive/co-exclusive license to seven issued U.S. patents, one pending U.S. patent application, 28 corresponding foreign patents, and one corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patents to expire in 2030 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions).
▪In addition, as of February 8, 2023, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene-editing platform. We expect the issued composition of matter patent to expire from 2027-2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.
•Academic Gene-editing Licenses. We have in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology programs.
▪As of February 8, 2023, we had an exclusive license to 7 issued U.S. patents, 2 pending U.S. patent applications, 25 corresponding foreign patents, and one corresponding foreign patent application related to our gene-editing platform. We expect the issued patent to expire in 2027-2032 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (worldwide, excluding possible patent term extensions).
▪As of February 8, 2023, we also had a non-exclusive license to one issued U.S. patent and one pending U.S. patent application related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2035 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. One aspect of the owned patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.
▪As of February 8, 2023, we owned 9 patent families that include 4 issued U.S. patents, 10 pending U.S. patent applications, 6 corresponding foreign patents, and 56 corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2038 (excluding possible patent term extensions). We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions).
▪As of February 8, 2023, we also owned two international applications related to our gene-editing platform. We expect any composition of matter or methods patents, if issued from a corresponding national stage patent application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions).
▪As of February 8, 2023, we co-owned (with Cellectis SA) two issued U.S. patents, 17 corresponding foreign patents, and two corresponding foreign patent applications related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2034 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. Our patents expire at various times over the next 20 years, with patent protection for some expiring from 2023 through 2027. We do not expect such expirations to materially affect our business as the patents set to expire during this time cover intellectual property that is used in combination with other proprietary technologies, which technologies are therefore are covered by patents and patent applications with expiration dates beyond 2027. For these reasons, among others, we believe that no single patent expiration would have a material adverse effect on our business as a whole.
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
The Separation and Distribution
In January 2021, bluebird bio announced its plans to separate its oncology portfolio and programs from its severe genetic disease portfolio and programs and spin off its oncology portfolio and programs into a separate publicly traded company, 2seventy bio. In furtherance of this plan, 2seventy bio was incorporated as a Delaware corporation in April 2021, and in September 2021, bluebird bio’s board of directors approved the distribution of all of the issued and outstanding shares of 2seventy bio common stock on the basis of one share of 2seventy bio common stock for every three shares of bluebird bio common stock issued and outstanding on October 19, 2021, the record date for the distribution.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act of 1983 or the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a new drug application, or NDA, or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
New drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. The FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. A product may be eligible for other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval, and breakthrough therapy designation. Under the breakthrough therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the fast track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Breakthrough Therapy designation includes all of the benefits of Fast Track designation in addition to intensive guidance on a development program beginning as early as Phase 1. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. A product may also be eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
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
Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing, and the exclusivity period may be shared among multiple first interchangeable products.
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
The United States Federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians, certain other licensed health care practitioners and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Additionally, federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs and consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers, may apply to us. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In California the California Consumer Protection Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, establishes a privacy framework for covered businesses by creating an expansive definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
Certain other state laws impose similar privacy obligations, and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on January 1, 2023, the Virginia Consumer Data Protection Act, or CDPA, became effective. Further, many additional US state privacy laws will go into effect throughout 2023: Colorado Privacy Act, or CPA (July 1, 2023); Connecticut Data Privacy Act, or CTDPA (July 1, 2023); Utah Consumer Privacy Act, or UCPA (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and information governed by HIPAA. However, each of these laws also contain additional requirements that may impose additional compliance obligations upon us. Additionally, any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.
Many US states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, globally, many countries have enacted stringent privacy and data protection laws. In the event that we begin to conduct trials outside of the United States or otherwise process personal information in countries outside of the United States, we will have to implement a comprehensive compliance program to address these requirements.
In the United States, to help patients afford our products, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the Affordable Care Act's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities.
In September 2014, the OIG of the U.S. Department of Health and Human Services, or HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws.
On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug ("Accumulator Rule"). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Healthcare Reform
Payers, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under

Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which further reduced Medicare payments to several types of providers.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Human Capital Resources
As of February 1, 2023, we employ approximately 425 full-time employees, 97 of whom hold M.D. or Ph.D. degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.
Compensation and benefits programs
Our compensation programs are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting our achievement of its primary business goals. Our goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth and drive long-term stockholder value. We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives, with a focus on both physical and mental well-being. All full-time employees are eligible for medical, dental, and vision insurance, paid time off, paid and unpaid leaves, an employee stock purchase plan, a 401(k) plan, and group life and disability coverage.
Employee development and training
The development, recruitment and retention of our employees is a critical success factor for our company. To ensure we provide a meaningful experience for our employees, we intend to offer training and development programs to increase our organizational learning and support the promotion and career development of our current employees.
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
Risks Related to Our Financial Position and Capital Needs
Our business has incurred significant losses and we anticipate that we will incur continued losses for the foreseeable future. We have never recognized revenue from product sales and may never be profitable.
Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net loss for the year ended December 31, 2022 was $254.2 million, and our net losses for the years ended December 31, 2021 and 2020 were $292.2 million and $120.1 million, respectively. We expect to incur operating losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, including Abecma for additional indications.
The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to recognize revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. Our current and future revenues will depend upon the size of any markets in which Abecma and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for Abecma and any future products in those markets.
We expect to continue to incur significant expenses and continued operating losses for the foreseeable future. We anticipate that our expenses will increase if and as we:
•continue our research and preclinical and clinical development of our product candidates, including any additional clinical trials of Abecma, which we are co-developing with Bristol Myers Squibb, or BMS;
•conduct commercialization activities for Abecma;
•obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
•hire additional manufacturing personnel for our drug product facility;
•initiate additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel; and
•experience any delays or encounter issues with any of the above.
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even though Abecma has been approved by the FDA, and even if one or more of the product candidates that we develop is approved for commercial sale, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development or commercialization efforts or other operations. Raising additional capital may dilute our existing stockholders, restrict our operations or cause us to relinquish valuable rights.
As of December 31, 2022, we held cash, cash equivalents and marketable securities of $267.7 million. We will require significant additional funding to advance our product candidates, alone or with strategic partners, through clinical studies and to seek marketing approval, as well as to continue advancing our research and development efforts with our preclinical product candidates. We may also need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications or geographies for Abecma or any future products for which we obtain regulatory approval, identify additional product candidates to advance through clinical development or otherwise expand more rapidly than we presently anticipate. In addition, if we obtain marketing approval for any other product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Regardless of the terms of any debt or equity financing, our agreements and obligations under the tax matters agreement with bluebird bio, Inc., or bluebird bio, may limit our ability to issue stock. See "—Risks Related to the Separation."
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs for our product candidates or the commercialization of Abecma or any future products or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations. In addition, if we are unable to obtain necessary funding on a timely basis, we may have to liquidate some or all of our assets and may receive less than the value at which those assets are carried on our audited financial statements, which could cause investors to lose all or a part of their investment.
Because we have a limited operating history, valuing our business and predicting our prospects is challenging.
We were incorporated in April 2021 and separated from bluebird bio in November 2021. Although our business was conducted as part of bluebird bio prior to our separation, we did not operate as an independent company prior to the completion of the separation. We are developing an oncology pipeline of cell and gene therapies for cancer, the first of which, Abecma (ide-cel), was approved by the FDA in March 2021. The FDA granted approval of Abecma to BMS, our partner with whom we are jointly commercializing Abecma in the U.S. through our co-development and co-promotion arrangement. Our revenues to date have been derived from out-licensing arrangements and collaboration, including the collaboration revenue derived from commercial sales of Abecma by BMS. To date, we have not recognized any revenues from the sale of products by us. Our operating activities to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates and clinical trial activities.
We have limited experience in commercial scale manufacturing of the lentiviral vector for Abecma and in the sales and marketing activities necessary for the commercialization of Abecma. In addition, we have not obtained marketing approval of any of our other product candidates. Our short operating history offers limited insight into our prospects for success or even viability and we expect our operating results to be subject to frequent fluctuations. We will encounter challenges frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations will be materially harmed.
Risks Related to the Discovery, Product Development and Regulatory Approval of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Our business depends heavily on successful clinical development, regulatory approvals and commercialization of Abecma. Our current product candidates are in various stages of clinical and preclinical development. Our current product candidates, as well as any we may discover in the future, will require substantial additional development and testing, as well as regulatory approvals, prior to commercialization.
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
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment. The estimated incidence of our target indications, including newly diagnosed multiple myeloma, non-Hodgkin's lymphoma and acute myeloid leukemia, the target indications for our product candidates, vary considerably. Determining the incidence of these conditions, including in specific geographies or demographic groups, is challenging. The lower the actual incidence of these conditions, the more challenges we will encounter enrolling subjects in our clinical studies, which could delay development of our product candidates. Clinical trial recruitment and enrollment may also encounter difficulties for a variety of other reasons. The number of patients eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of patients required to power the statistical analysis of the study's endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of subjects to a study site, the complexity of the study design, our ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar subjects, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, risk that patients enrolled in clinical trials drop out before clinical trial completion, and ability to obtain and maintain institutional review board, or IRB, approvals and patient consents all could have a substantial impact on the timing of clinical trial enrollment. In addition, our ability to recruit and enroll patients may be significantly delayed by the effects of public health crises, including the ongoing COVID-19 pandemic or the outbreak of a similar epidemic, and actual or anticipated government responses to such health events. If we are unable to enroll sufficient subjects in clinical studies in a timely way, obtaining study results will be delayed, which may harm our business, prospects, financial condition, and results of operations.
If the market opportunities for Abecma or any future approved products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research, development, and commercialization efforts on treatments for cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with Abecma or any future approved products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for Abecma and any future approved products may be limited or may not be amenable to treatment with our products.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our engineered cell therapy product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS received marketing approval from the FDA for Abecma as a treatment for adult patients with relapsed and refractory multiple myeloma who have not responded to, or whose disease has returned after, at least four prior lines of therapy. BMS is conducting additional studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient to support label expansion. For example, based on interim results from KarMMa-3, we plan to seek FDA approval for Abecma as a third line therapy in relapsed and refractory multiple myeloma patients; however, we may not be successful in our efforts to obtain regulatory approval for or successfully commercialize Abecma in this indication.
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
Furthermore, the timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates, and we may experience delays if we encounter difficulties in recruitment or enrollment. The conditions for which we plan to evaluate our current product candidates in severe genetic diseases are rare disorders with limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants, and the process of finding and diagnosing patients may prove costly. Patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval for our product candidates may be delayed. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner or as required by the FDA or comparable foreign regulatory authorities. We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future.
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
We cannot guarantee that clinical trials of our product candidates will be initiated or conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of the clinical trial process, and other events may cause us to temporarily or permanently stop a clinical trial. Events that may prevent successful or timely commencement and completion of clinical development include:
•negative preclinical data;
•delays in receiving the required regulatory clearance from the appropriate regulatory authorities to commence clinical trials or amend clinical trial protocols, including any objections to our Investigational New Drug Applications, or INDs, or protocol amendments from the FDA;
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
•greater costs than anticipated;

•difficulties in manufacturing sufficient quantities of acceptable product candidate for use in preclinical studies or clinical trials in a timely manner, or at all; or
•global health crises, including the ongoing COVID-19 pandemic or the outbreak of a similar epidemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols.
We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to recognize product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and recognize revenues for these product candidates. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Where possible, we may pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit.
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
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate.
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
We may never be able to obtain regulatory approval for any other product candidates. If our product candidates, including Abecma for additional indications, are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.
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

Patients receiving T cell-based immunotherapies such as Abecma may experience serious adverse events, including neurotoxicity and cytokine release syndrome. Serious adverse events or undesirable side effects associated with Abecma or our product candidates may result in delays, clinical holds, or terminations of our clinical trials, impact our ability to obtain or maintain marketing approval, and impact market acceptance and commercial sales, which will significantly harm our business, financial condition and prospects.
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
Undesirable side effects caused by Abecma, other CAR T product candidates targeting B cell maturation antigen, or BCMA, or our other engineered cell therapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictions on the labeling, distribution, or marketing of our approved products or a requirement to conduct potentially costly post-approval studies or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. For example, the prescribing information for Abecma includes a boxed warning for cytokine release syndrome, neurologic toxicities, and hemophagocytic lymphohistiocytosis/macrophage activation syndrome, and Abecma is only available in the U.S. through a REMS program. Additionally, FDA has imposed a post-marketing requirement for Abecma that requires completion of an observational study to assess the long-term safety of Abecma and the risk of secondary malignancies occurring after treatment by following patients for a 15-year period. Side effects and toxicities associated with Abecma, as well as the warnings, precautions, and requirements listed in the prescribing information, could affect the willingness of physicians to prescribe, and patients to use, Abecma and negatively affect market acceptance and commercial sales. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from engineered cell therapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding engineered cell therapies to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of engineered cell therapies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
If we or others identify undesirable side effects caused by Abecma or our product candidates, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of Abecma or our product candidates;
•regulatory authorities may require the addition of labeling statements, including a “boxed” warning or contraindications, such as the “boxed” warning included in the product label for Abecma;

•we and/or BMS may be required to change the way Abecma or such product candidates are distributed or administered, conduct additional clinical trials or change the labeling for Abecma or such product candidates;
•regulatory authorities may require a REMS plan to mitigate risks, such as the REMS program for Abecma;
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
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or Abecma or our product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our product candidates, labeling restrictions for Abecma or any future approved products, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.
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
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose additional requirements on the program that renders it commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel to narrower indications than we would pursue. More broadly, if BMS elects to discontinue further development and commercialization of ide-cel, we may be unable to advance these efforts ourselves. In addition, we rely on BMS to deliver complete, accurate and timely information about its financial results related to ide-cel.
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
We and our CROs are required to comply with the FDA’s and other regulatory authorities’ good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, marketing authorisation application, or MAA, and BLA submissions and approval of our product candidates, or to support commercialization of Abecma or any future products. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We may be forced to manufacture lentiviral vector and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms or without delays, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize Abecma or any future products. Some of these events could be the basis for FDA or comparable foreign regulatory action, including injunction, recall, seizure or total or partial suspension of production. In addition, if we are required to change third-

party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations.
We also may alter various aspects of Abecma or our product candidates, such as the manufacturing, formulation, method of administration or other alterations designed to optimize the candidate or processes for scale necessary for later stage clinical trials and potential approval and commercialization. For example, we intend to switch to a suspension vector for Abecma and certain of our product candidates. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for further clinical development or commercialization, which may cause delays in the initiation or completion of clinical trials or impact commercialization and result in greater costs. We will need to verify, such as through a manufacturing comparability study, that any new manufacturing process, by us or by a new manufacturer, will produce Abecma or our product candidate according to the specifications previously submitted to the FDA or another comparable foreign regulatory authority.
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
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for Abecma and our product candidates, are subject to extensive regulation. Abecma and our product candidates in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of Abecma or our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulators through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval for our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulators can impose regulatory sanctions including, among other things, refusal to approve a pending application for a biologic product, or revocation of or restrictions to an approved BLA. As a result, our business, financial condition and results of operations may be materially harmed.
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a regular basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process, such as our planned switch to a suspension vector for Abecma, may require us to perform additional comparability studies, develop additional assays, modify release specifications, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. Additionally, the FDA may not agree with our changes to the manufacturing process which could require us to perform additional development work and lead to further delays.
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
These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of Abecma and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed, our commercial activities may be impacted, or we could lose potential revenues.
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
Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, may consider whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.
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
Risks Related to the Commercialization of Our Product Candidates
We have limited experience as a commercial company and the marketing and sale of Abecma or any future approved products may be unsuccessful or less successful than anticipated.
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
Additionally, our and BMS’ ability to achieve the top end of our projected 2023 topline Abecma U.S. revenue of $470 million to $570 million depends upon successfully increasing vector and drug product manufacturing capacity, including an additional adherent vector manufacturing suite.
Furthermore, we expect to incur additional sales and marketing costs as we and our partner BMS commercialize Abecma pursuant to our co-development and co-promotion agreement. Even if we expend these costs, Abecma may not be commercially successful.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any future approved products, we may not be successful in commercializing those products if and when they are approved.
We do not currently have an infrastructure for the sale, marketing, market access, patient service and distribution of pharmaceutical products. In order to market any future products that receive regulatory approval from the FDA or any other regulatory authority outside the United States, we must build our sales, marketing, managerial and other non-technical capabilities, or arrange with third parties to perform these services. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time-consuming and could delay any product candidate launch. If commercialization is delayed or does not occur, we would have prematurely or unnecessarily incurred such expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.
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
Abecma or any future approved products may not achieve broad market acceptance by patients, physicians, healthcare payors or others in the medical community, which would limit the revenue that we recognize from their sales.
The commercial success of Abecma and any future products that may be approved by the FDA or other applicable regulatory authorities outside the United States, will depend upon the awareness and acceptance of these products among the medical community, including patients, physicians, and healthcare payors. If Abecma or any future products do not achieve an adequate level of acceptance by patients, physicians, healthcare payors and others in the medical community, we may not recognize sufficient revenue to become, or remain, profitable. Market acceptance of Abecma and any future products, will depend on a number of factors, including, among others:
•the efficacy and safety of our products as demonstrated in clinical trials;
•the clinical indications for which our products are approved, including our ability to obtain regulatory approval for Abecma in additional indications;

•product labeling or product insert requirements of the FDA or other regulatory authorities, including the expansion of the label for Abecma;
•limitations or warnings contained in the labeling approved by the FDA or other applicable regulatory authorities;
•any restrictions on the use of our products together with other medications or restrictions on the use of our products in certain types of patients;
•the prevalence and severity of any adverse effects associated with our products;
•the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the safety, efficacy, cost, and other potential advantages of our products compared to other available therapies;
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
•the timing of market introduction of our products as well as competitive products;
•the effectiveness of our sales and marketing strategies; or
•publicity concerning our products or competing products and treatments.
If Abecma or any future products do not achieve an adequate level of acceptance by patients, physicians and payors, we may not recognize sufficient revenue from our product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our products, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of Abecma or any future products may require significant resources and may never be successful.
Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably. Price controls may be imposed in foreign markets, which may harm our future profitability.
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Market acceptance and sales of Abecma and any approved product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and government authorities and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business – Government Regulations – Pricing, Coverage and Reimbursement.”
In the United States, Medicare and Medicaid are significant third party payors. Medicare is administered by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human

Services, or HHS and Medicaid is administered jointly by CMS and the individual states. Obtaining adequate coverage and reimbursement under Medicare and Medicaid is important for new drug products. Additionally, private payors may adopt coverage policies or reimbursement methodologies similar to Medicare. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payor's determination that use of a product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Novel and expensive cell therapies like CAR-T cell therapies have experienced and continue to experience coverage and reimbursement challenges. For example, Medicare only covers CAR-T cell therapies that meet specific criteria set forth in a national coverage decision. Other third party payors may impose coverage criteria more extensive than compliance with FDA labeling. We may have to negotiate coverage and reimbursement on a case-by case basis. Reimbursement, particularly if the cost of the therapy is reimbursed as part of a standard procedure, may not be adequate.
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
Abecma and any product candidates for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements governing, among other things, the research, development, testing, manufacturing, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our products. These requirements include submissions of safety and other postmarketing information and reports, facility registration and drug listing requirements, as well as continued compliance with GMP. Even if we, BMS or any other of our collaborators obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and adherence to commitments made in the BLA. If we, our collaborators, or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Additionally, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products.
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
Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for Abecma and any future product for which we or our collaborators obtain marketing approval. Post-approval marketing and promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory authorities, Department of Justice, Department of Health and Human Services, or HHS, Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue a regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we or our collaborators are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our products or any future products, we and our collaborators may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or a comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.
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
If we are found to have impermissibly promoted our current product or any future product, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business – Government Regulation – Healthcare and Privacy Laws.”
We are subject to state and foreign equivalents of these healthcare laws and regulations, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the May 2003 Office of Inspector General Compliance

Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make disclosures related to financial interactions with healthcare providers, marketing expenditures or prices to the state and/or require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
These laws apply to, among other things, our sales, marketing and educational programs. State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. For example, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs and activities that offer benefits for patients as well as interactions with patients and patient organizations. Several investigations into such activities have resulted in significant civil and criminal settlements.
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
Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA created additional obligations with respect to processing and storing personal information that took effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA both became effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
We are engaged in the development of gene therapies for cancer and this field is competitive and rapidly changing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, one such competitive product, Janssen and Legend Biotech’s ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti, was approved by the FDA in February 2022. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
The use of Abecma and our product candidates in clinical studies and the sale of Abecma or any future products exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. There is a risk that Abecma, our product candidates or any future product for which we obtain marketing approval may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Patients with the diseases targeted by Abecma and our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to Abecma or our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain marketing approval for any approved product, or require us to suspend or abandon our commercialization efforts for any approved product. Even in a circumstance in which we do not believe that an adverse event is related to our products the investigation into the circumstance may be time-consuming or inconclusive. These investigations may impact and limit the type of marketing approval our product candidates may receive or any approved product maintains. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business – Government Regulation – Healthcare Reform.”
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products, if licensed;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. We may experience business interruptions or negative market conditions arising out of global crises, including international conflicts, the ongoing COVID-19 global pandemic, or similar epidemics or public health events. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of third-party suppliers and manufacturers to manufacture Abecma as well as clinical trial materials for product candidates.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. On March 10 and March 12, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) and Signature Bank, respectively, after each bank was unable to continue its operations. We are unable to predict the extent or nature of the impacts of the failures of SVB and Signature Bank and related circumstances at this time. Similarly, we cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. The failure of other banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, our licensing and collaboration agreements with other companies include research and development funding and milestone payments to us, and we expect that amounts earned from our collaboration agreements will be an important source of our revenues. Accordingly, our revenues will also depend on research and development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our collaborations with BMS and Regeneron Pharmaceuticals, Inc., as well as entering into potential new collaboration and license agreements. These payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
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
As of February 1, 2023, we employed 425 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to recognize and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
We expect to invest significant resources to establish and maintain our own manufacturing facility. We may fail to successfully operate this facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
We are in the process of establishing our own manufacturing facility, which we intend to use for the manufacture of some of our product candidates. Our manufacturing facility will be subject to review and oversight by the FDA, and the FDA could object to use of our manufacturing facility for our product candidates. In addition, we will be required to manufacture our product candidates in accordance with GMP, which will require us to expend significant resources to ensure continued compliance with these requirements. We have limited experience manufacturing drug and biological products, and if we are unable to successfully manufacture material that conforms to the product specifications and the requirements of FDA, we will not be able to secure and maintain regulatory approval for the use of our manufacturing facility.
If we submit an application for marketing authorization of a product candidate manufactured at this facility, we would likely be subject to a pre-approval inspection by FDA, and any unresolved issues cited by FDA could result in a delay in obtaining, or an inability to obtain, such marketing authorization. If we manufacture approved products at this facility, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with GMP and other government regulations. Our ability to manufacture approved products and product candidates will be subject to continued regulatory review.
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
We are subject to Section 404(a) of the Sarbanes-Oxley Act and, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. We are required to furnish, among other things, annual management assessments of the effectiveness of our internal control over financial reporting. These and other obligations place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we have implemented financial and management controls, reporting systems and procedures and maintain accounting, finance and information technology staff. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations carry legal and financial compliance costs and make some activities more time-consuming and costlier. If we are unable to maintain these controls, systems, and procedures, or if we are unable to retain the appropriate personnel, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.
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

Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, security breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies or breaches. Specifically, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us. These events could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock may fluctuate widely and you could lose part or all of your investment in our common stock as a result.
Our common stock has a limited trading history and the market price has fluctuated widely, and may in the future fluctuate widely, depending upon many factors, some of which are beyond our control, including the following:
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
In addition, a decline or volatility in the market price of our common stock may affect our willingness and ability to raise equity capital through the sale of our common stock in public and/or private offerings, which may adversely affect our ability to fund our business operations.
If securities or industry analysts fail to initiate or maintain coverage of our stock, publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If securities or industry analysts fail to initiate coverage of our stock, the lack of exposure to the market could cause our stock price or trading volume to decline. If any of the analysts who cover us or may cover us in the future publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
The administrator of the 2021 Stock Option and Incentive Plan, or 2021 Plan, is authorized to exercise its discretion to effect the repricing of stock options and stock appreciation rights and there may be adverse consequences to our business if the administrator of the 2021 Plan exercises such discretion.
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
Risks Related to Our Separation From bluebird bio
We have a limited history of operating as an independent company and we expect to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

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
In connection with the separation and distribution, bluebird bio received a favorable private letter ruling from Internal Revenue Service, or the IRS, relating to the U.S. federal income tax treatment of the distribution. Consistent with the IRS's ruling guidelines, the IRS private letter ruling does not cover all of the issues that are relevant to determining whether the distribution is generally tax free for U.S. federal income tax purposes, including whether the distribution (i) satisfies the business purpose requirement in Section 1.355-2(b) of the Treasury Regulations, (ii) is used principally as a device for the distribution of our earnings and profits or the earnings and profits of bluebird bio or both or (iii) is part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50% or greater interest in bluebird bio or us. Accordingly, as a condition to the distribution, bluebird bio received an opinion of Goodwin Procter LLP, satisfactory to bluebird bio’s board of directors, confirming that the distribution, together with certain related transactions, generally was tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of Internal Revenue Code, or the Code. The opinion of Goodwin Procter LLP delivered to bluebird bio and the IRS private letter ruling were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings from us and bluebird bio (including those relating to the past and future conduct of us and bluebird bio). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or bluebird bio breach any of our respective covenants relating to the separation, the IRS private letter ruling and/or the opinion of Goodwin Procter LLP may be invalid. Accordingly, notwithstanding receipt of the favorable IRS private letter ruling and the opinion of Goodwin Procter LLP delivered to bluebird bio, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which the opinion of Goodwin Procter LLP was based is inaccurate or incomplete or has been violated. In addition, the opinion of Goodwin Procter LLP delivered to bluebird bio represents the judgment of Goodwin Procter LLP, which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by bluebird bio of the tax opinion and the favorable IRS private letter ruling referred to above, the IRS could assert that the distribution and/or certain related transactions did not qualify for tax-free treatment for U.S. federal income tax purposes.
If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, bluebird bio would recognize taxable gain as if it has sold our distributed common stock in a taxable sale for its fair market value and bluebird bio stockholders who received shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In connection with the distribution, we and bluebird bio entered into a tax matters agreement pursuant to which we are responsible for certain liabilities and obligations following the distribution. In general, under the terms of the tax matters agreement, if the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, and if and to the extent that such failure results from a prohibited change of control in bluebird bio under Section 355(e) of the Code or an acquisition of bluebird bio stock or assets or certain actions, omissions or failures to act, by bluebird bio, then bluebird bio will bear any resulting taxes, interest, penalties and other costs. If and to the extent that such failure results from a prohibited change of control in 2seventy bio under Section 355(e) of the Code or an acquisition of our stock or assets or certain actions by us, then we will indemnify bluebird bio for any resulting taxes, interest, penalties and other costs, including any reductions in bluebird bio’s net operating loss carryforwards or other tax assets. If such failure does not result from a prohibited change of control in bluebird bio or 2seventy bio under Section 355(e) of the Code and both we and bluebird bio are responsible for such failure, liability will be shared according to relative fault. If neither we nor bluebird bio is responsible for such failure, bluebird bio will bear any resulting taxes, interest, penalties and other costs. For a discussion of the tax matters agreement, see the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Certain Relationships and Related Person Transactions—Agreements with bluebird bio —Tax Matters Agreement.” Our indemnification obligations to bluebird bio under the tax matters agreement are not expected to be limited in amount or subject to any cap. If we are required to pay any taxes or indemnify bluebird bio and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.
We may not be able to engage in attractive strategic or capital-raising transactions.
To preserve the tax-free treatment of the separation and the distribution for U.S. federal income tax purposes, for the four-year period beginning two years before and ending two years after the distribution, we are prohibited under the tax matters agreement, except in specific circumstances, from: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued 2seventy bio equity that, when combined with other non-excepted changes in ownership of our capital stock, results in a change in ownership of 30% or more; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of 25% or more of the assets of any active trade or business; (v) amending any of our organizational documents or taking any action affecting the voting rights of our capital stock; (vi) redeeming or otherwise repurchasing any of our outstanding stock or options; or (vii) taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1) (D) of the Code. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. For more information, see the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Certain Relationships and Related Person Transactions—Agreements with bluebird bio—Tax Matters Agreement.”

In connection with the separation, we assumed and agreed to indemnify bluebird bio for certain liabilities. If we are required to make payments pursuant to these indemnities to bluebird bio, we may need to divert cash to meet those obligations and our financial results could be harmed.
Pursuant to the separation agreement and certain other agreements we entered into with bluebird bio, we assumed and agreed to indemnify bluebird bio for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in "Certain Relationships and Related Person Transactions—Agreements with bluebird bio" and "Index to Financial Statements—Audited Consolidated and Combined Financial Statements—Notes to Consolidated and Combined Financial Statements." Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities of the bluebird bio business. bluebird bio has agreed to indemnify us for liabilities of the bluebird bio business, but such indemnity from bluebird bio may not be sufficient to protect us against the full amount of such liabilities, and bluebird bio may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from bluebird bio any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could harm our business, prospects, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2022:
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
Washington
We lease office and laboratory space at 188 East Blaine Street Suite 300, Seattle, Washington, totaling approximately 58,314 square feet. The lease was assigned to us by bluebird bio in October 2021 and will continue through April 2028. We have the option to extend the lease for one five-year term.
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

Holders of Our Common Stock
As of March 8, 2023 there were approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of Abecma (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, or FDA, for multiple myeloma. Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We are advancing multiple clinical programs, including SC-DARIC33, for the treatment of pediatric patients with relapsed and refractory acute myeloid leukemia and bbT369, for the treatment of patients with B-cell non-Hodgkins lymphoma, as well as multiple preclinical programs, including bbT4015, an engineered CAR T cell therapy targeting MUC16. Additionally, together with our partner Bristol Myers Squibb, or BMS, we are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody.
We have never been profitable and have incurred net losses since inception. Our net losses for the years ended December 31, 2022, 2021 and 2020 were $254.2 million, $292.2 million and $120.1 million, respectively. We expect to continue to incur expenses and operating losses for at least the next several years as we:
•advance our next-generation programs in B-NHL, AML, and multiple myeloma through the clinic;
•manufacture clinical study drug product and materials and establish the infrastructure necessary to support and develop manufacturing capabilities;
•continue to develop and commercialize Abecma with our partner, BMS;
•seek regulatory approval for our product candidates and advance our preclinical programs into clinical development; and
•increase research and development-related activities for the discovery and development of product candidates and technologies in oncology.
In February 2023, we substantially completed the construction of our drug product manufacturing facility at our existing headquarters in Cambridge, Massachusetts for our future Phase 1 clinical trials. We anticipate the facility to be operational by mid-2023. In the meantime, all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we continue to develop and seek to obtain regulatory approval for our product candidates, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $267.7 million. In January 2023, we entered into a Share Purchase Agreement with Regeneron pursuant to which we sold 1,114,827 shares of our common stock to Regeneron for an aggregate cash price of approximately $20.0 million. In March 2023, we sold 10.9 million shares of common stock through an underwritten public offering at a price per share of $11.50. This resulted in aggregate gross proceeds to us of approximately $125.0 million, before deducting underwriting discounts and commissions and offering expenses. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect that our cash, cash equivalents and marketable securities (including amounts received from the transactions discussed above), will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report on Form 10-K.
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

Financial Operations Overview
Revenue
Our revenues have been derived from collaboration arrangements and out-licensing arrangements, primarily related to our collaboration arrangement with BMS as part of which we are jointly commercializing Abecma in the United States. To date, all revenue we have recognized relating to the sale of products has been the collaboration revenue derived from commercial sales of Abecma by BMS, and we have not recognized any revenue from the sale of products by us.
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
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, or ASC 808, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers, or Topic 606 or ASC 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated and combined statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below. The calculation of collaborative activity to be recognized is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.

Nature of Payment	Statement of Operations Presentation
Our share of net profits in connection with commercialization of products	Collaborative arrangement revenue
Our share of net losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement to us for research and development expenses	Collaborative arrangement revenue
Net reimbursement to the collaborator for research and development	Research and development expense
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
Our research and development expenses include expenses associated with the following activities:
•CRB-401 study – an open label, single-arm, multi-center, Phase 1 study, conducted by BMS, to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•KarMMA study – an open label, single-arm, multi-center Phase 2 study, conducted by BMS, to examine the efficacy and safety of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•KarMMa-2 study – a multi-cohort, open-label, multicenter Phase 2 study, conducted by BMS, to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•KarMMa-3 study – a multicenter, randomized, open-label Phase 3 study, conducted by BMS, comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•KarMMa-4 study – a multi-cohort, open-label, multicenter phase 1 study, conducted by BMS, intended to determine the optimal target dose and safety of ide-cel in subjects with newly-diagnosed multiple myeloma.

The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•KarMMa-7 study – an open label, multi-arm, multi-cohort phase 1/2 study, conducted by BMS, intended to determine the optimal target dose, safety and efficacy of ide-cel combinations in subjects with relapsed and/or refractory multiple myeloma. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•CRB-402 study – an open label, single-arm, multicenter, Phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma. We have been winding down the study following our election to discontinue the development of bb21217 in 2022.
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
We expect our ongoing research and development expenses to be driven mainly by our advancement of SC-DARIC33 and bbT369 clinical programs through Phase 1 studies, funding our share of the costs of development of Abecma, including clinical expansion to earlier lines of therapy, through our collaboration with BMS, progressing new product candidates to IND, and manufacture of clinical study materials in support of our clinical studies.
Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefits, personnel-related discretionary bonus, and stock-based compensation costs directly related to specific programs. In the prior period disclosures, we did not allocate discretionary bonus and stock-based compensation. However, in 2022, we have allocated these costs among specific programs and have conformed the prior period presentation to reflect this allocation. We do not allocate certain general research and platform personnel costs, certain laboratory and related expenses, rent expense, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year ended December 31,
	2022	2021	2020
ide-cel	$45,896	$71,958	$107,974
bb21217	3,734	10,001	24,257
bbT369	29,256	20,172	8,463
SC-DARIC33	3,985	8,307	744
Preclinical programs	60,590	36,436	44,313
Total direct research and development expense	143,461	146,874	185,751
General research and platform personnel costs	21,638	36,996	47,398
Unallocated laboratory and manufacturing expenses	16,792	14,341	14,381
Facility and other support costs	66,844	54,406	48,937
Total other research and development expenses	105,274	105,743	110,716
Total research and development expense	$248,735	$252,617	$296,467
The costs associated with our bbT369 and SC-DARIC33 programs were included in pre-clinical programs in prior year disclosures, however, as we initiated the clinical studies for bbT369 and SC-DARIC33 in the first quarter of 2022, we now present these programs separately and have conformed the prior period presentation to reflect this.
Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by us to support the manufacture of Abecma inventory sold by our collaborative partner, BMS, in both the U.S. and ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of our collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 10, Collaborative arrangements and strategic partnerships, in the notes to our audited consolidated and combined financial statements.
The reimbursement from BMS for their share of our U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in our consolidated and combined statements of operations and comprehensive loss. The reimbursement from BMS for our ex-U.S. quality and other manufacturing costs is recorded as service revenue in our consolidated and combined statements of operations and comprehensive loss.
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
Share of Collaboration Loss
Share of collaboration loss represents our share of net loss arising from product sales less cost of goods sold and shared commercial costs and other expenses related to the commercialization of a product where the collaborator is the principal in the product sales. Refer to Financial Operations Overview - Revenue for further discussion of collaboration arrangements that are accounted for pursuant to ASC 808.

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
As of December 31, 2022, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.2 million as of December 31, 2022, which are classified within other non-current liabilities on our consolidated balance sheet.
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
The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
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
We recognize revenue within the following financial statement captions:
Service Revenue
To date, our service revenue has primarily been generated from the elements of the collaboration arrangements with BMS and Novo Nordisk that are accounted for pursuant to Topic 606, using the five-step model described above. We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For the elements of the arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, we record the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive income (loss). Refer to Financial Operations Overview - Revenue above for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ended December 31, 2022, 2021 and 2020, service revenue consisted of the following:

	Year Ended December 31,
	2022	2021	2020
ide-cel ex-U.S. service revenue from BMS	$13,226	$16,895	$99,052
bb21717 license and manufacturing service revenue from BMS	35,762	—	—
bb21217 phase 1 trial service revenue from BMS	—	—	12,400
Service revenue from December 2021 agreement with Novo Nordisk	6,501	—	—
Other	—	4,486	—
Total service revenue	$55,489	$21,381	$111,452
Collaborative Arrangement Revenue and Share of Collaboration Loss
To date, collaborative arrangement revenue has been primarily generated from the collaboration arrangements with BMS and Regeneron, as further described in Note 10, Collaborative arrangements and strategic partnerships, in the notes to our audited consolidated and combined financial statements. We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated and combined statements of operations and comprehensive loss based on the nature of the payments. Refer to Financial Operations Overview - Revenue above for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ended December 31, 2022, 2021 and 2020, collaborative arrangement revenue consisted of the following:

	Year Ended December 31,
	2022	2021	2020
U.S. Abecma collaboration with BMS	$12,781	$19,425	$108,196
Collaboration with Regeneron	19,577	7,496	7,398
Total collaborative arrangement revenue	$32,358	$26,921	$115,594

To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our consolidated and combined statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The table below summarizes the impact of the Abecma U.S. collaboration profit/loss share on our consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands). Amounts for 2020 are not shown, as Abecma was not commercially approved until March 2021.

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$7,286	$(2,505)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	1,431	5,644
Collaborative arrangement revenue (1)	$—	$—	$4,064	$8,717	$12,781
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$—	$(9,642)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,086)	(2,696)	(2,175)	(2,615)	(9,572)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(628)	(587)	(256)	(246)	(1,717)
Total impact of Abecma U.S. collaboration profit/loss share on our statement of operations	$(8,066)	$(7,573)	$1,633	$5,856	$(8,150)

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Our share of profits (losses), net of our share of BMS costs for commercial activities	$—	$(11,766)	$9,762	$7,901	$5,897
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	—	1,695	845	917	3,457
Collaborative arrangement revenue (1)	$—	$—	$10,607	$8,818	$19,425
Share of collaboration loss (1)	$—	$(10,071)	$—	$—	$(10,071)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	—	(2,940)	(1,311)	(1,358)	(5,609)
Costs of commercial activities incurred by us, prior to BMS reimbursement	—	(449)	(379)	(476)	(1,304)
Total impact of Abecma U.S. collaboration profit/loss share on our statement of operations	$—	$(13,460)	$8,917	$6,984	$2,441
(1)This calculation is performed on a quarterly basis and consists of our share of profits, net of our share of BMS costs for commercial activities, offset by reimbursement from BMS for our commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

Collaborative arrangement revenue net of share of collaboration loss was $3.1 million and $9.4 million for the years ended December 31, 2022 and 2021, respectively.

The recognition of service revenue, collaborative arrangement revenue, and share of collaboration loss require management judgment due to the fact that the terms of our collaboration arrangements are complicated and the nature of the collaborative activities change over time. This process includes the identification of costs that we incur that relate to each particular collaboration arrangement, evaluating the nature of these costs (for example, whether the costs relate to a particular geography or territory or whether the costs relate to clinical or commercial activities), and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner, which in certain circumstances requires significant judgment.
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

Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021	Change
Revenue:
Service revenue	$55,489	$21,381	$34,108
Collaborative arrangement revenue	32,358	26,921	5,437
Royalty and other revenue	3,649	6,220	(2,571)
Total revenues	91,496	54,522	36,974
Operating expenses:
Research and development	248,735	252,617	(3,882)
Cost of manufacturing for commercial collaboration	14,851	9,320	5,531
Selling, general and administrative	79,450	93,506	(14,056)
Share of collaboration loss	9,642	10,071	(429)
Cost of royalty and other revenue	1,726	2,517	(791)
Change in fair value of contingent consideration	232	439	(207)
Total operating expenses	354,636	368,470	(13,834)
Loss from operations	(263,140)	(313,948)	50,808
Interest income, net	2,932	88	2,844
Other income, net	6,055	21,647	(15,592)
Loss before income taxes	(254,153)	(292,213)	38,060
Income tax expense	—	—	—
Net loss	$(254,153)	$(292,213)	$38,060
Revenue. Total revenue was $91.5 million for the year ended December 31, 2022, compared to $54.5 million for the year ended December 31, 2021. In 2022, revenue amounts consisted of our share of commercial profits from Abecma sales, collaboration revenue with our collaboration partners such as Regeneron, and service revenue from our collaboration and license agreement with Novo Nordisk, reimbursement by BMS related to our performance of services for Abecma that benefited ex-US geographies under our collaboration agreement, and the release of deferred revenue related to bb21217, the development of which was discontinued in 2022. We saw a large increase in service revenue in 2022 primarily due to the release of $35.8 million of deferred revenue in connection with our completion of bb21217 license and manufacturing services when BMS released us of our performance obligation to manufacture vector for bb21217.
Research and Development Expenses. Research and development expenses were $248.7 million for the year ended December 31, 2022, compared to $252.6 million for the year ended December 31, 2021. The overall decrease of $3.9 million was primarily attributable to the following:
•$15.1 million of decreased costs related to our share of research and development costs under our collaboration with BMS;
•$12.2 million of decreased employee compensation expenses, primarily due to decreased stock-based compensation expense resulting from the completion of our employee retention plan at the end of 2021 and an overall decrease in the value of stock-based compensation awards. This was partially offset by increased employee salary expense;
•$2.4 million of decreased license and milestone fees associated with oncology research, the SC-DARIC33 program, and our collaboration with Novo; and

•$1.9 million of decreased amortization expense associated with the intangible asset acquired in our purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022.
These decreased costs were partially offset by:
•$15.2 million of increased material production costs associated with CRC-403, the Phase 1/2 Study of bbT369, along with increased manufacturing activities of suspension lentiviral vector for ide-cel and MAGE-A4 development; and
•$12.5 million of increased IT and other facility-related costs, mainly driven by higher rent charges under the assigned and amended 60 Binney Street lease. This increase is also attributable to a higher allocation of these costs to research and development expenses based on headcount and facility square footage.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $14.9 million for the year ended December 31, 2022, compared to $9.3 million for the year ended December 31, 2021. The increase of $5.5 million was primarily due to an increase in Abecma inventory manufactured in 2022 compared to 2021, over which we performed quality testing. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses incurred to support quality testing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $79.5 million for the year ended December 31, 2022, compared to $93.5 million for the year ended December 31, 2021. The decrease of $14.1 million was primarily due to the following:
•$8.7 of million decreased employee compensation expenses, driven mainly by reduced headcount, reflective of efforts to streamline 2seventy’s operating model; and
•$5.9 million of decreased IT and other facility-related costs, mainly driven by a lower allocation of these costs to selling, general and administrative expense based on headcount and facility square footage.
Share of Collaboration Loss. Share of collaboration loss for the year ended December 31, 2022 represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during both the first and second quarters of 2022, as we recorded collaborative arrangement revenue related to this collaboration in the third and fourth quarters of 2022. Share of collaboration loss for the year ended December 31, 2021, represents our share of loss for only the second quarter of 2021, as Abecma was approved in the U.S. at the end of March 2021 and sales did not begin until April 2021, and we recorded collaborative arrangement revenue related to this collaboration in the third and fourth quarters of 2021. The decrease in share of collaboration loss period over period is attributable to increased net sales partially offset by increased vector manufacturing costs during 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $1.7 million for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021. The decrease is attributable to the termination of our license agreement with Novartis in March 2021, partially offset by an increase in cost of royalty revenue related to lisocabtagene maraleucel (marketed as Breyanzi) as a result of increased net sales period over period.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the year ended December 31, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio and rental income. For the year ended December 31, 2021, other income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were assumed by us, as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to us for our proportional use of assets that were not assumed by us. Other income, net also included rental income and gains and losses on disposal of assets along with a refund of license fees for the year ended December 31, 2021.

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
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $267.7 million. In January 2023, we entered into a Share Purchase Agreement with Regeneron pursuant to which we sold 1,114,827 shares of our common stock to Regeneron for an aggregate cash price of approximately $20.0 million. In March 2023, we sold 10.9 million shares of common stock through an underwritten public offering at a price per share of $11.50. This resulted in aggregate gross proceeds to us of approximately $125.0 million, before deducting underwriting discounts and commissions and offering expenses. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect that our cash, cash equivalents and marketable securities (including amounts received from the transactions discussed above), will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report on Form 10-K.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the year ended December 31, 2022, we incurred a loss of $254.2 million and used $237.1 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.

Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(237,134)	$(207,034)	$(67,793)
Net cash provided by (used in) investing activities	11,697	15,411	(22,261)
Net cash provided by financing activities	166,229	354,889	90,054
(Decrease) Increase in cash, cash equivalents and restricted cash	$(59,208)	$163,266	$—

Cash Flows from Operating Activities
Net cash used in operating activities was $237.1 million for the year ended December 31, 2022 and primarily consisted of a net loss of $254.2 million adjusted for non-cash items, including stock-based compensation of $41.0 million, depreciation and amortization of $11.5 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Net cash used in operating activities was $207.0 million for the year ended December 31, 2021 and primarily consisted of a net loss of $292.2 million adjusted for non-cash items, including stock-based compensation of $54.6 million, depreciation and amortization of $16.4 million, and the change in fair value of contingent consideration of $0.4 million, as well as the change in our net working capital.
Net cash used in operating activities was $67.8 million for the year ended December 31, 2020 and primarily consisted of a net loss of $120.1 million adjusted for non-cash items, including stock-based compensation of $61.0 million, depreciation and amortization of $13.2 million, and the change in fair value of contingent consideration of $6.5 million, as well as the change in our net working capital.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 was 11.7 million and was driven by $180.4 million of proceeds from maturities of marketable securities, which was offset by $145.9 million related to purchases of marketable securities, along with purchases of property, plant and equipment of $22.8 million.
Net cash provided by investing activities for the year ended December 31, 2021 was $15.4 million and was driven by $35.0 million of proceeds from maturities of marketable securities, which was offset by purchase of property, plant and equipment of $11.6 million and purchase of intangible assets of $8.0 million.
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
Net cash provided by financing activities for the year ended December 31, 2022 was $166.2 million and was primarily due to net proceeds received of $165.5 million from the issuance of common stock in a private placement in March 2022.
Net cash provided by financing activities for the year ended December 31, 2021 was $354.9 million. The amount includes net cash transferred to us from bluebird bio based on changes in our cash used for operating and investing activities prior to the separation and the cash distributed to us upon separation.
Net cash provided by financing activities for the year ended December 31, 2020 was $90.1 million and was primarily due to cash transferred to us from bluebird bio based on changes in our cash used for operating and investing activities.
Funding Requirements
We intend to incur costs in support of the following activities:
•development of SC-DARIC33 and bbT369, including conducting PLAT-08, the Phase 1 study of SC-DARIC33 in pediatric and young adult relapsed or refractory AML and CRC-403, the Phase 1/2 Study of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL);

•advancement of the KarMMA trials to support the use of Abecma in earlier lines of therapy, pursuant to our cost sharing arrangements with BMS;
•development of our pipeline of early research programs;
•operationalizing our drug product manufacturing capabilities at our Cambridge, Massachusetts headquarters, which will enable rapid translational research in our clinical trials and the manufacture of drug product for preclinical and Phase 1 clinical development activities; and
•additional research discovery efforts, other capital expenditures, working capital requirements, and other general corporate activities.
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
Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, bluebird bio agreed to make contingent cash payments to the former equityholders of Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, was attributed to us in connection with the separation. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as a component of other non-current liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. As of December 31, 2022, the aggregate remaining undiscounted amount of contingent consideration potentially payable is $99.9 million. As of December 31, 2022, and 2021, $2.2 million and $1.9 million, respectively, is reflected as a non-current liability in the consolidated balance sheets, which represents the fair value of our contingent consideration obligations as of that date.
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
Based on our development plans as of December 31, 2022, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with the National Institutes of Health, or NIH, which was attributed to us in the separation, pursuant to which we license certain patent applications related to ide-cel, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. During the year ended December 31, 2022, we paid fees of $1.0 million to NIH upon milestones reached for products covered by in-licensed intellectual property. These milestone payments were subject to the cost-sharing provisions of the BMS collaboration arrangement. Upon commercialization of Abecma, which is covered by the in-licensed intellectual property, we are obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
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
•Under a 2011 license agreement, Institut Pasteur granted a license to bluebird bio for certain patents relating to the use of DNA sequences, LVV and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations (the “Licensed Pasteur IP”). In February 2023, we entered into a partial assumption and assignment agreement with bluebird bio and Institut Pasteur, by which bluebird bio assigned us its rights, obligations and interests under the 2011 license agreement, to any and all uses of the Licensed Pasteur IP in connection with the prevention, diagnosis or treatment of oncological diseases or disorders and hemophilia. We will pay Institut Pasteur an annual maintenance payment, a percentage of income received in the event of sublicensing arrangements and, upon commercialization of products covered by the Licensed Pasteur IP, a percentage of net sales as a royalty, which varies depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. Prior to entering into the partial assignment and assumption agreement, the Licensed Pasteur IP was sublicensed by bluebird bio to us under the Intellectual Property License Agreement, dated as of November 3, 2021, entered into in connection with the Separation.
•In connection with the separation, bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, including with respect to patents licensed to bluebird bio by Research Development Foundation, or RDF, and SIRION Biotech GmbH, or SIRION, sublicense) to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. For already commercialized products and upon commercialization of our future products covered by the in-licensed intellectual property, we are and will be obligated to pay a percentage of net sales as a royalty in the low single digits. During the year ended December 31, 2022, we paid fees of $1.0 million to SIRION upon the initiation of a Phase 1 trial for bbT369.
•Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio also entered into a commercial supply agreement and a development manufacturing supply agreement with Resilience. Certain rights and obligations under the asset purchase agreement and certain of the ancillary agreements, including two manufacturing agreements, among others, were assigned by bluebird bio to us on November 4, 2021 upon our separation from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit us to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. As of December 31, 2022, we have accrued $14.8 million representing our estimated share of the net operating losses of Resilience. We anticipate settlement with Resilience in early 2023. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio has been reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
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

We have various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2023	$16,008
2024	15,750
2025	—
2026 and thereafter	—
Total purchase commitments	$31,758
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $267.7 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.7 million.
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

Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. Although we do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.
Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
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

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are included on pages F-1 through F-51 attached hereto and are filed as part of this Annual Report on Form 10-K:
(1)The following Report and Consolidated and Combined Financial Statements of the Company are included in this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated and Combined Statements of Operations and Comprehensive Loss
•Consolidated and Combined Statements of Stockholders’ Equity
•Consolidated and Combined Statements of Cash Flows
•Notes to Consolidated and Combined Financial Statements
(2)Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 2seventy bio, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
March 16, 2023

2seventy bio, Inc.
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$71,032	$130,414
Marketable securities	195,238	134,643
Prepaid expenses	13,652	9,512
Receivables and other current assets	20,960	16,995
Total current assets	300,882	291,564
Property, plant and equipment, net	55,735	34,913
Marketable securities	1,414	97,124
Intangible assets, net	7,302	9,892
Goodwill	12,056	12,056
Operating lease right-of-use assets	240,885	275,534
Restricted cash and other non-current assets	38,391	38,592
Total assets	$656,665	$759,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,208	$6,024
Accrued expenses and other current liabilities	54,678	55,410
Operating lease liability, current portion	11,164	9,769
Deferred revenue, current portion	3,000	5,000
Collaboration research advancement, current portion	3,744	22,185
Total current liabilities	79,794	98,388
Deferred revenue, net of current portion	5,000	25,762
Collaboration research advancement, net of current portion	—	1,135
Operating lease liability, net of current portion	259,008	272,446
Other non-current liabilities	2,397	2,122
Total liabilities	346,199	399,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 37,928 and 23,585 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	2
Additional paid-in capital	606,986	400,026
Accumulated other comprehensive loss	(2,877)	(712)
Accumulated deficit	(293,647)	(39,494)
Total stockholders’ equity	310,466	359,822
Total liabilities and stockholders’ equity	$656,665	$759,675
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Operations and Comprehensive Loss
(in thousands)

	Year ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$55,489	$21,381	$111,452
Collaborative arrangement revenue	32,358	26,921	115,594
Royalty and other revenue	3,649	6,220	21,076
Total revenues	91,496	54,522	248,122
Operating expenses:
Research and development	248,735	252,617	296,467
Cost of manufacturing for commercial collaboration	14,851	9,320	—
Selling, general and administrative	79,450	93,506	90,897
Share of collaboration loss	9,642	10,071	—
Cost of royalty and other revenue	1,726	2,517	5,396
Change in fair value of contingent consideration	232	439	(6,468)
Total operating expenses	354,636	368,470	386,292
Loss from operations	(263,140)	(313,948)	(138,170)
Interest income, net	2,932	88	—
Other income, net	6,055	21,647	18,056
Loss before income taxes	(254,153)	(292,213)	(120,114)
Income tax expense	—	—	—
Net loss	$(254,153)	$(292,213)	$(120,114)
Net loss per share - basic and diluted	$(7.13)	$(12.44)	$(5.14)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	35,637	23,499	23,369
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million, $0.0 million, and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.	$(2,165)	$(712)	$—
Total other comprehensive loss	$(2,165)	$(712)	$—
Comprehensive loss	$(256,318)	$(292,925)	$(120,114)
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Stockholders’ Equity
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2019	—	$—	$43,692	$—	$—	$—	$43,692
Stock-based compensation	—	—	60,997	—	—	—	60,997
Transfers from bluebird bio	—	—	90,054	—	—	—	90,054
Net loss	—	—	(120,114)	—	—	—	(120,114)
Balances at December 31, 2020	—	$—	$74,629	$—	$—	$—	$74,629
Stock-based compensation - bluebird allocation	—	—	44,626	—	—	—	44,626
Transfers from bluebird bio	—	—	517,936	—	(230)	—	517,706
Consummation of spin-off transaction, which includes issuance of pre-funded warrants to purchase 757,575 shares of common stock (refer to Note 9, Stockholders’ equity)	23,369	2	(384,472)	384,470	—	—	—
Vesting of restricted stock units	7	—	—	—	—	—	—
Stock-based compensation	—	—	—	9,012	—	—	9,012
Issuance of unrestricted stock awards to settle accrued employee compensation	209	—	—	6,544	—	—	6,544
Other comprehensive loss	—	—	—	—	(482)	—	(482)
Net loss	—	—	(252,719)	—	—	(39,494)	(292,213)
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	374	—	—	—	—	—	—
Exercise of stock options	2	—	—	17	—	—	17
Issuance of common stock in private placement, net of issuance costs	13,934	2	—	165,531	—	—	165,533
Stock-based compensation	—	—	—	41,040	—	—	41,040
Purchase of common stock under ESPP	33	—	—	372	—	—	372
Other comprehensive loss	—	—	—	—	(2,165)	—	(2,165)
Net loss	—	—	—	—	—	(254,153)	(254,153)
Balances at December 31, 2022	37,928	$4	$—	$606,986	$(2,877)	$(293,647)	$310,466
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(254,153)	$(292,213)	$(120,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	232	439	(6,468)
Depreciation and amortization	11,533	16,350	13,188
Stock-based compensation expense	41,040	54,629	60,997
Other non-cash items	85	430	73
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,356)	1,578	1,526
Operating lease right-of-use assets	34,649	15,541	13,764
Accounts payable	327	(6)	(13,240)
Accrued expenses and other liabilities	(8,110)	15,733	(7,479)
Operating lease liabilities	(12,042)	(16,199)	(10,960)
Deferred revenue	(22,762)	4,180	8,317
Collaboration research advancement	(19,577)	(7,496)	(7,397)
Net cash used in operating activities	(237,134)	(207,034)	(67,793)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,842)	(11,575)	(22,261)
Purchases of marketable securities	(145,908)	—	—
Proceeds from maturities of marketable securities	180,447	34,986	—
Purchase of intangible assets	—	(8,000)	—
Net cash provided by (used in) investing activities	11,697	15,411	(22,261)
Cash flows from financing activities:
Transfers from bluebird bio	—	354,889	90,054
Proceeds from issuance of common stock in private placement, net of issuance costs	165,533	—	—
Proceeds from exercise of stock options and ESPP contributions	696	—	—
Net cash provided by financing activities	166,229	354,889	90,054
Decrease in cash, cash equivalents and restricted cash	(59,208)	163,266	—
Cash, cash equivalents and restricted cash at beginning of year	163,266	—	—
Cash, cash equivalents and restricted cash at end of year	$104,058	$163,266	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$71,032	$130,414	$—
Restricted cash included in restricted cash and other non-current assets	33,026	32,852	—
Total cash, cash equivalents and restricted cash	$104,058	$163,266	$—
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$10,896	$3,703	$2,039
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$4,989
Non-cash return of bRT-related assets to bluebird bio	$—	$110,300	$—
Increase of right-of-use asset and associated lease liability due to lease reassessment	$—	$174,618	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	$—	$6,544	$—
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Notes to Consolidated and Combined Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
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
The Company is subject to risks and uncertainties similar to other companies in the biotechnology industry. There can be no assurance that the Company’s preclinical studies and clinical trials will be successfully completed, that it will maintain protection of proprietary technology, or that it will obtain the necessary government regulatory approvals for its product candidates or those of its collaborators. Even if approved, these product candidates may not be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. Additionally, the Company is dependent on key personnel and on third party organizations such as financial institutions, collaborators, and contract manufacturing organizations.
The separation from bluebird bio, Inc.
In January 2021, bluebird bio, Inc. (“bluebird bio”) announced its plans to separate its oncology portfolio and programs from its severe genetic disease portfolio and programs, and spin off its oncology portfolio and programs into a separate, publicly traded company. In furtherance of this plan, 2seventy bio was incorporated as a Delaware corporation in April 2021, and in September 2021, bluebird bio’s board of directors approved the distribution of all of the issued and outstanding shares of 2seventy bio common stock on the basis of one share of 2seventy bio common stock for every three shares of bluebird bio common stock issued and outstanding on October 19, 2021, the record date for the distribution. As a result of the distribution, which occurred on November 4, 2021, 2seventy bio became an independent, publicly traded company.
On November 3, 2021, the Company also entered into a separation agreement with bluebird bio, which is referred to in this annual report as the “Separation Agreement”, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which 2seventy bio temporarily receives certain services from bluebird bio, and a second transition services agreement under which 2seventy bio temporarily provides certain services to bluebird bio. These agreements also govern certain of 2seventy bio’s relationships with bluebird bio after the separation. For additional information regarding the Separation Agreement and the other related agreements, refer to Note 14, Related-party transactions.
Going concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the year ended December 31, 2022, the Company incurred a net loss of $254.2 million and used $237.1 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding.
As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $267.7 million. In January 2023, the Company entered into a Share Purchase Agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) pursuant to which it sold 1,114,827 shares of its common stock to Regeneron for an aggregate cash price of approximately $20.0 million. In March 2023, the Company sold 10.9 million shares of common stock through an underwritten public offering at a price per share of $11.50. This resulted in aggregate gross proceeds to the Company of approximately $125.0 million, before deducting underwriting discounts and commissions and offering expenses. Based on its current operating plans, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents and marketable securities (including amounts received from the transactions discussed above), will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. The Company may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of its common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report on Form 10-K.
2.Summary of significant accounting policies and basis of presentation
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. The Company’s consolidated balance sheets as of December 31, 2022 and 2021, statement of operations and comprehensive loss for the year ended December 31, 2022, statement of stockholder’s equity for the year ended December 31, 2022 and the statement of cash flows for the year ended December 31, 2022 consist of the consolidated balances of the Company as prepared on a stand-alone basis. The Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021, have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records, for the period prior to the separation on November 4, 2021 and on a stand-alone basis for the period following the separation through December 31, 2021. The Company’s combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020, have been prepared on a carve-out basis, derived from bluebird bio's consolidated financial statements and accounting records.
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
The historical results of operations, financial position and cash flows of 2seventy bio presented in these consolidated and combined financial statements may not be indicative of what they would have been had 2seventy bio been an independent stand-alone entity for each of the years presented prior to the separation, nor are they necessarily indicative of 2seventy bio's future results of operations, financial position and cash flows.
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

Restricted cash
As of December 31, 2022 and 2021, restricted cash consists primarily of letters of credit totaling $30.0 million that are required to be maintained in connection with the Company’s lease arrangements. The letters of credit are in the name of the Company’s landlords and are required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2022 and 2021, the Company classified its restricted cash as non-current on the consolidated balance sheet based on the release dates of the restrictions. For further information on the Company’s letters of credit, see Note 7, Leases.
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
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within receivables and other current assets on the Company's consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
Concentrations of credit risk and off-balance sheet risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, available-for-sale securities, and accounts receivable. Deposits are maintained with banks in the United States and such amounts may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on such accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk currently associated with commercial banking relationships. Cash deposits are insured by the Federal Deposit Insurance Corporations (“FDIC”) up to $250,000. The Company has cash deposits in excess of the FDIC insured limit. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk.

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
The Company recognizes revenue within the following financial statement captions:
Service revenue
To date, the Company’s service revenue has primarily been generated from the elements of its collaboration arrangements with BMS and Novo Nordisk that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of a collaboration arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, the Company records the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive loss. Refer below for additional discussion around the Company’s policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ending 2022, 2021 and 2020, service revenue consisted of the following:

	Year Ended December 31,
	2022	2021	2020
ide-cel ex-U.S. service revenue from BMS	$13,226	$16,895	$99,052
bb21717 license and manufacturing service revenue from BMS	35,762	—	—
bb21217 phase 1 trial service revenue from BMS	—	—	12,400
Service revenue from December 2021 agreement with Novo Nordisk	6,501	—	—
Other	—	4,486	—
Total service revenue	$55,489	$21,381	$111,452

Collaborative arrangement revenue
To date, the Company’s collaborative arrangement revenue has been generated from its collaboration arrangements with BMS and Regeneron, as further described in Note 10, Collaborative arrangements and strategic partnerships. For the years ending 2022, 2021 and 2020, collaborative arrangement revenue consisted of the following:

	Year Ended December 31,
	2022	2021	2020
U.S. Abecma collaboration with BMS	$12,781	$19,425	$108,196
Collaboration with Regeneron	19,577	7,496	7,398
Total collaborative arrangement revenue	$32,358	$26,921	$115,594
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

Nature of Payment	Statement of Operations Presentation
The Company's share of net profits in connection with commercialization of products	Collaborative arrangement revenue
The Company's share of net losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement to the Company for research and development expenses	Collaborative arrangement revenue
Net reimbursement to the collaborator for research and development expenses	Research and development expense

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
Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by the Company to support the manufacture of Abecma inventory sold by its collaborative partner, BMS, in both the U.S. and in ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of the Company’s collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 10, Collaborative arrangements and strategic partnerships.
The reimbursement from BMS for their share of the Company’s U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in the consolidated and combined statements of operations and comprehensive loss. The reimbursement from BMS for the Company’s ex-U.S. quality and other manufacturing costs is recorded as service revenue in the consolidated and combined statements of operations and comprehensive loss.
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
Other income, net
For periods prior to the separation, other income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were attributed to the Company as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to the Company for its proportional use of bluebird bio assets that were not attributed to the Company. Other income, net also includes immaterial gains and losses on disposal of assets. Following the separation, other income, net primarily consisted of income recognized under the Company’s transition services agreements with bluebird bio and sublease income.
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
Prior to November 4, 2021, there were no shares of the Company outstanding. As such, the shares outstanding immediately after the distribution, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration, were used to calculate the basic and diluted net loss per share for the year ended December 31, 2020.
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
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. During the years ended December 31, 2022 and December 31, 2021, the Company did not adopt any new accounting pronouncements that had a material effect on its consolidated and combined financial statements. As of December 31, 2022, there are no additional pending accounting pronouncements that the Company plans to adopt in the future that would have a material effect on its consolidated and combined financial statements.
Change in financial statement presentation
In connection with the preparation of its consolidated financial statements as of and for the year ended December 31, 2022, the Company changed the presentation of quality and other manufacturing costs incurred by the Company for the manufacture of Abecma inventory under its commercial collaboration with BMS from “research and development expenses” to “cost of manufacturing for commercial collaboration” within its consolidated and combined statements of operations and comprehensive loss. This change in presentation has been applied retrospectively and does not change any previously reported subtotals or totals on the consolidated and combined statements of operations and comprehensive loss.

3.Marketable securities
The following table summarizes the marketable securities held at December 31, 2022 and December 31, 2021 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2022
U.S. government agency securities and treasuries	$120,739	$3	$(1,963)	$118,779
Corporate bonds	2,524	—	(26)	2,498
Commercial paper	75,491	3	(119)	75,375
Total	$198,754	$6	$(2,108)	$196,652
December 31, 2021
U.S. government agency securities and treasuries	$128,899	$—	$(507)	$128,392
Corporate bonds	49,368	—	(58)	49,310
Commercial paper	54,065	—	—	54,065
Total	$232,332	$—	$(565)	$231,767

No available-for-sale debt securities held as of December 31, 2022 or December 31, 2021 had remaining maturities greater than five years.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million and $0.4 million as of December 31, 2022 and 2021, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2022 or 2021.
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2022, and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2022 or December 31, 2021.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2022
U.S. government agency securities and treasuries	$28,749	$(159)	$86,176	$(1,804)	$114,925	$(1,963)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Commercial paper	62,636	(119)	—	—	62,636	(119)
Total	$91,385	$(278)	$88,674	$(1,830)	$180,059	$(2,108)
December 31, 2021
U.S. government agency securities and treasuries	$111,190	$(507)	$—	$—	$111,190	$(507)
Corporate bonds	48,940	(58)	—	—	48,940	(58)
Total	$160,130	$(565)	$—	$—	$160,130	$(565)

The Company determined that there was no material change in the credit risk of the above investments for the year ended December 31, 2022. As such, an allowance for credit losses was not recognized. As of December 31, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Assets:
Cash and cash equivalents	$71,032	$71,032	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	118,779	—	118,779	—
Corporate bonds	2,498	—	2,498	—
Commercial paper	75,375	—	75,375	—
Total assets	$267,684	$71,032	$196,652	$—
Liabilities:
Contingent consideration	$2,180	$—	$—	$2,180
Total liabilities	$2,180	$—	$—	$2,180
December 31, 2021
Assets:
Cash and cash equivalents	$130,414	$130,414	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	128,392	—	128,392	—
Corporate bonds	49,310	—	49,310	—
Commercial paper	54,065	—	54,065	—
Total assets	$362,181	$130,414	$231,767	$—
Liabilities:
Contingent consideration	$1,948	$—	$—	$1,948
Total liabilities	$1,948	$—	$—	$1,948
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
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated and combined statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in other non-current liabilities on the consolidated balance sheets.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

	Year ended December 31,
	2022	2021
Beginning balance	$1,948	$1,509
Additions	—	—
Changes in fair value	232	439
Payments	—	—
Ending balance	$2,180	$1,948
Please refer to Note 8, Commitments and contingencies, for further information.
5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment and software	5,670	5,260
Office equipment	6,159	6,080
Laboratory equipment	36,216	31,710
Leasehold improvements	27,416	28,479
Construction-in-progress	28,112	3,462
Total property, plant and equipment	103,573	74,991
Less accumulated depreciation and amortization	(47,838)	(40,078)
Property, plant and equipment, net	$55,735	$34,913
Depreciation and amortization expense related to property, plant and equipment was $8.9 million, $12.1 million, and $9.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. Construction-in-progress as of December 31, 2022 includes $27.0 million related to the ongoing build-out of the facility. The build out of the facility was completed in February 2023 and is anticipated to be operational by mid-2023.
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
6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Manufacturing costs	$17,962	$5,459
Employee compensation	14,845	24,655
Royalties	13,094	6,768
Clinical and contract research organization costs	1,619	3,229
Collaboration research costs	2,005	2,576
Property, plant, and equipment	1,498	2,241
Professional fees	239	1,688
Other	3,416	8,794
Total accrued expenses and other current liabilities	$54,678	$55,410
Accrued manufacturing costs increased as of December 31, 2022 compared to December 31, 2021. This increase was driven by increased material production costs associated with CRC-403, the Phase 1/2 Study of bbT369, along with increased manufacturing activities of suspension lentiviral vector for ide-cel and MAGE-A4 development. Accrued employee compensation expenses decreased as of December 31, 2022 compared to December 31, 2021 primarily due to the Company’s bonus structure for 2022, which included a 6-month bonus payout halfway through 2022 and the remainder to be paid out in early 2023. For the year ended December 31, 2021, employee annual bonuses were accrued throughout the year and paid out in early 2022. Finally, there was an increase in accrued royalties driven by an increase in Abecma sales.
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
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to the Company. In November 2021, the Company executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Pursuant to a work letter entered into in connection with the 60 Binney Street assignment and amended lease agreement, the landlord agreed to contribute up to an aggregate of $19.1 million toward the cost of tenant improvements for the leased space. As of December 31, 2022, the Company has spent $27.0 million related to the build-out of the drug product manufacturing facility within its Cambridge, Massachusetts headquarters and has received $14.3 million in reimbursements.
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

Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Lease cost (1)
Operating lease cost	$33,738	$24,838	$22,454
Total lease cost	$33,738	$24,838	$22,454

Other information
Operating cash flows used for operating leases	$27,140	$25,489	$19,632
Weighted average remaining lease term	10.8 years	11.8 years	6.4 years
Weighted average discount rate	5.47%	5.47%	6.72%
________________
(1)Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2022, 2021 and 2020 were immaterial.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes that are not included within lease costs in the table above, was $43.9 million, $34.5 million, and $32.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2022
2023	$27,861
2024	28,672
2025	29,498
2026	32,920
2027 and thereafter	250,383
Total lease payments	369,334
Less: imputed interest	(99,162)
Total operating lease liabilities	$270,172
8.    Commitments and contingencies
Lease commitments
2seventy bio leases certain office and laboratory space. Refer to Note 7, Leases, for further information on the terms of these lease agreements.
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were attributed to the Company in connection with the separation. The Company may be required to make up to an additional $99.9 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. These agreements include the collaboration agreements entered into with BMS, Regeneron, Novo Nordisk and the agreements entered into with Resilience, all of which were assigned to the Company in connection with the separation. Additionally, to the extent an agreement relating to licensed technology was not attributed to the Company, bluebird bio entered into a sublicense with the Company, which may require future milestone and/or royalty payments. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and Resilience agreements and Note 11, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of December 31, 2022, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
In July 2021, bluebird bio and National Resilience, Inc. (“Resilience”) announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “Resilience License Agreement”), among others (together referred to as the “Ancillary Agreements”). One manufacturing agreement will support the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, Abecma (the “Commercial Supply Agreement”), while the other will support ongoing manufacturing for lentiviral vector for development candidates (the “Development Manufacturing Supply Agreement”). Certain rights and obligations under these agreements were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the Development Manufacturing Supply Agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. In exchange, under the terms of the Development Manufacturing Supply Agreement, the Company was entitled to receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company therefore committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction, which occurred in September 2022. During 2022, the Company accrued $14.8 million representing its estimated share of the net operating losses of and relating to the manufacturing facility. The Company anticipates settling this amount with Resilience in early 2023. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio has been reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2023	$16,008
2024	15,750
2025	—
2026 and thereafter	—
Total purchase commitments	$31,758
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

9.    Stockholders’ equity
The Company is authorized to issue 200.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2022, the Company had 37.9 million shares of common stock issued and outstanding. As of December 31, 2021, the Company had 23.6 million shares of common stock issued and outstanding.
In November 2021, the Company issued 23,368,988 shares of its common stock to bluebird bio in connection with the separation.
In November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the terms of the pre-funded warrants, management concluded that they should be classified within stockholders’ equity on the Company’s consolidated balance sheets, with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.

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
In November 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which it may from time to time offer and sell shares of its common stock through Cowen for aggregate gross sales proceeds of up to $150.0 million (the “ATM facility”). The Company has not sold any shares of its common stock under the ATM Facility as of the date of this Annual Report on Form 10-K.
The Company is authorized to issue 10.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2022	2021
Options to purchase common stock (1)	2,562	1,490
Restricted stock units (1)	1,314	1,080
2021 Stock Option and Incentive Plan	1,621	2,125
2021 Employee Stock Purchase Plan	434	233
Pre-funded warrants to purchase common stock	758	758
	6,689	5,686
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
The following table summarizes the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date as of December 31, 2022) (in thousands):

	Transaction price as of December 31, 2022
	Ide-cel	bb21217
Upfront non-refundable payments received prior to May 2020 contract modification (1)	$120,000	$15,000
Allocated portion of the upfront non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	184,029	15,971
bb21217 co-develop and co-promote opt-out payment received in 2022	—	10,000
Estimated variable consideration (3)	83,900	—
	$387,929	$40,971
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
Ide-cel research and development services
The Company allocated $40.9 million of the ide-cel transaction price to the ide-cel research and development services. The research and development performance obligation was satisfied prior to the May 2020 Amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the years ended December 31, 2022, 2021, and 2020.
Ide-cel license and manufacturing services
The Company allocated $347.0 million of the ide-cel transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel through development. As of December 31, 2022, there was no unsatisfied transaction price and the remaining deferred revenue as of December 31, 2020 related to the performance obligation was recognized when the performance obligation was satisfied during the first quarter of 2021, upon Abecma commercial approval.
The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for license and manufacturing of ide-cel in the U.S. for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)(2)	$—	$533	$108,196
ASC 808 ide-cel license and manufacturing expense - U.S. (1)	$—	$—	$(41,599)
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
Abecma
Subsequent to the satisfaction of the Company’s combined performance obligation license and manufacturing of ide-cel in the U.S. under the collaboration agreement with BMS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States (marketed as Abecma). The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The calculation of collaborative activity to be recognized for joint Abecma efforts in the United States is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the Amended Ide-Cel CCPS are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e., commercial sales of Abecma by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's consolidated and combined statements of operations and comprehensive loss.
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the years ended December 31, 2022 and 2021 (in thousands). Amounts for 2020 are not shown, as Abecma was not commercially approved until March 2021. The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated and combined statements of operations and comprehensive loss as described below.

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$7,286	$(2,505)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	1,431	5,644
Collaborative arrangement revenue (1)	$—	$—	$4,064	$8,717	$12,781
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$—	$(9,642)

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$—	$(11,766)	$9,762	$7,901	$5,897
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	—	1,695	845	917	3,457
Collaborative arrangement revenue (1)	$—	$—	$10,607	$8,818	$19,425
Share of collaboration loss (1)	$—	$(10,071)	$—	$—	$(10,071)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

Collaborative arrangement revenue net of share of collaboration loss was $3.1 million and $9.4 million for the years ended December 31, 2022 and 2021, respectively.
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for each quarter during the years ended December 31, 2022 and 2021 (in thousands):

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2022	June 30, 2022	September 30. 2022	December 31, 2022	December 31, 2022
2seventy's obligation for its share of BMS research and development expenses	$(8,118)	$(7,418)	$(10,672)	$(8,197)	$(34,405)
Reimbursement from BMS for 2seventy research and development expenses	1,225	1,955	1,420	1,960	6,560
Net R&D expense (1)	$(6,893)	$(5,463)	$(9,252)	$(6,237)	$(27,845)

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2021	June 30, 2021	September 30. 2021	December 31, 2021	December 31, 2021
2seventy's obligation for its share of BMS research and development expenses	$(22,110)	$(11,559)	$(9,398)	$(8,780)	$(51,847)
Reimbursement from BMS for 2seventy research and development expenses	4,752	2,366	3,738	945	11,801
Net R&D expense (1)	$(17,358)	$(9,193)	$(5,660)	$(7,835)	$(40,046)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy research and development expenses

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the years ended December 31, 2022, 2021, and 2020 (in thousands). These amounts are reflected in service revenue in the consolidated and combined statements of operations and comprehensive loss:

	For the years ended December 31,
	2022	2021	2020
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)(2)	$13,226	$16,895	$99,052
(1)In the second quarter of 2020, the Company recognized $169.2 million as a cumulative catch-up adjustment to revenue recorded in connection with the Amended Ide-cel CCPS, a portion of which was recognized as ASC 606 license and manufacturing revenue.
(2)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

bb21217 research and development services
The Company allocated $5.4 million of the bb21217 transaction price to the research and development services. The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to bb21217 research and developments services for the years ended December 31, 2022, 2021, and 2020.
The agreement to expand the bb21217 Phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it was satisfied in the fourth quarter of 2020. In connection with treating additional patients in the Phase 1 trial, the Company recognized revenue of $0.0 million, $0.0 million, and $12.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
bb21217 license and manufacturing services
The Company allocated $35.5 million of the bb21217 transaction price to its combined performance obligation representing the bb21217 license and vector manufacturing services. Of this amount, $1.8 million was never received by the Company as it represented the estimated reimbursement from BMS for the manufacture of vectors and associated payload through development. As noted above, following completion of the CRB-402 clinical trial for bb21217, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217. Based in part on the strength of Abecma clinical data and commercial sales to date, the Company and BMS elected to discontinue development of bb21217 and, as such, the Company did not exercise its option to co-develop and co-promote bb21217 within the United States. Additionally, pursuant to the terms of the collaboration agreement, because it did not exercise its option to co-develop and co-promote bb21217, the Company received an additional fee in the amount of $10.0 million from BMS during the second quarter of 2022. Pursuant to the variable consideration allocation exception, the $10.0 million of consideration received was allocated to the combined performance obligation for the bb21217 license and vector manufacturing services through development, described above.
In December 2022, BMS formally notified the Company that its license and vector manufacturing services for bb21217 will no longer be required, thus releasing it from the combined performance obligation for the bb21217 license and vector manufacturing services through development. As a result, the Company recognized the remaining deferred revenue of $35.8 million as a component of service revenue during the year ended December 31, 2022.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the twelve months ended December 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
Receivables	$652	$14,537	$(10,652)	$4,537
Contract liabilities:
Deferred revenue	$25,762	$10,000	$(35,762)	$—
The increase in the receivables balance for the twelve months ended December 31, 2022 is driven by amounts owed to the Company from BMS in the period under the settlement terms of the collaboration agreement, offset by amounts collected from BMS in the period.
The Company recognized the $10.0 million payment received from BMS for opting out of co-developing and co-promoting bb21217 as deferred revenue during the second quarter of 2022. As discussed above, in the fourth quarter of 2022, the Company was released of its combined performance obligation for bb21217 license and vector manufacturing services through development. Thus, the remaining $35.8 million of deferred revenue associated with this performance obligation (including the $10.0 million bb21217 opt-out payment) was recognized as a component of service revenue.
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
Regeneron Share Purchase Agreement
A Share Purchase Agreement (“SPA”) was entered into by bluebird bio and Regeneron in August 2018. In August 2018, on the closing date of the transaction, bluebird bio issued Regeneron 0.4 million shares of bluebird bio’s common stock, subject to certain restrictions, for $238.10 per share, or $100.0 million in the aggregate. Following the spin-off, Regeneron held approximately 0.1 million shares of 2seventy bio’s common stock, subject to certain restrictions. The purchase price represents $63.0 million worth of common stock plus a $37.0 million premium, which represents a collaboration research advancement, or credit to be applied to Regeneron’s initial 50 percent funding obligation for collaboration research, after which the collaborators will continue to fund ongoing research equally. The collaboration research advancement only applies to pre-IND research activities and is not refundable or creditable against post-IND research activities for any programs where Regeneron exercises its opt-in rights.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2022 and 2021, the Company has $3.7 million and $23.3 million respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the consolidated balance sheet.
The Company recognized $19.6 million, $7.5 million and $7.4 million of collaboration revenue from the Regeneron Collaboration Agreement during the years ended December 31, 2022, 2021 and 2020, respectively.
JW Therapeutics
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
Under the terms of the agreement, the Company will grant JW a license for the MAGE-A4 cell therapy in the Chinese mainland, Hong Kong (China), and Macao (China). JW will be responsible for development, manufacturing, and commercialization of the Initial Product within China. The Company is eligible to receive milestones and royalties on product revenues in China. The Company and Regeneron will equally share all payments received from JW, including but not limited to all upfront, milestone and royalty payments made by JW to the Company. The Company and Regeneron will also equally share all costs for any eligible expenses incurred in accordance with the terms of the Regeneron Collaboration Agreement. Additionally, the Company may leverage the early clinical data generated under the collaboration to support development in other geographies.
Accounting Analysis - JW
The Company concluded JW is a customer, and as such, the arrangement falls within the scope of Topic 606. Two performance obligations were identified within the contract consisting of (i) a license for the MAGE-A4 cell therapy, including a transfer of technology as agreed upon by both parties and (ii) vector supply necessary to conduct a Phase 1 clinical trial. The Company has concluded the manufacturing and supply of vector is a distinct performance obligation from the license for MAGE-A4 cell therapy because there are other vendors that could provide the necessary supply.
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product. However, as of December 31, 2022, the Company has not completed the full transfer of technology and as such, this payment is included within short-term deferred revenue until the transfer of technology is fully complete. The transaction price of $4.3 million related to the supply of vector, consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial. The manufacturing and transfer of vector to JW will likely occur in early 2023, and therefore the Company has not received any payments related to this performance obligation as of December 31, 2022.
Novo Nordisk
Novo Collaboration and License Agreement
In December 2021, the Company entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”) with Novo Nordisk A/S (“Novo”) for the discovery, development, and commercialization of a potential new gene therapy in hemophilia A. The Company and Novo have agreed to develop an initial research program with the goal of researching and developing a lead candidate directed to hemophilia A. The Company will provide Novo with research licenses to support the companies’ activities during the initial research program and an option to enable Novo to obtain an exclusive license to commercialize the product derived from or containing compounds developed during the initial research program.
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
Novo also agreed to reimburse the Company for research costs incurred in connection with the initial research program up to a mutually agreed upon amount. If Novo exercises its option to obtain a license to commercialize the product developed during the initial research program, the Company is also eligible to receive mid-single digit royalties on product sales on a country-by-country and product-by-product basis, subject to certain royalty step-down provisions set forth in the agreement.
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
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the year ended December 31, 2022, the Company recognized $6.5 million of revenue under this agreement. As the services under this agreement commenced in 2022, there was no revenue recognized in the prior years.
11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $3.6 million, $6.2 million, and $21.1 million of royalty and other revenue in the years ended December 31, 2022, 2021, and 2020, respectively.
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
12.     Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2022			2021
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$30,100	$(30,100)	$—	$30,100	$(28,218)	$1,882
In-licensed rights	8,500	(1,198)	7,302	8,500	(490)	8,010
Total	$38,600	$(31,298)	$7,302	$38,600	$(28,708)	$9,892
Amortization expense for intangible assets was $2.6 million, $4.3 million, and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Developed technology
The Company's developed technology was obtained through the acquisition in 2014 of Pregenen, a privately-held biotechnology company includes gene editing and cell signaling technology with a broad range of potential therapeutic applications. The gene editing platform intangible asset was amortized on a straight-line basis over its expected useful life until it was fully amortized in the second quarter of 2022.
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
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2022
2023	$708
2024	708
2025	708
2026	708
2027	708
2028 and thereafter	3,762
Total	$7,302
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
The Company recognized stock-based compensation expense totaling $41.0 million, $54.6 million, and $61.0 million during the years ended December 31, 2022, 2021, and 2020, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$17,784	$26,185	$36,685
Restricted stock units	22,983	21,414	19,185
Employee stock purchase plan and other	273	7,030	5,127
	$41,040	$54,629	$60,997

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$18,333	$29,746	$30,935
Selling, general and administrative	22,707	24,883	30,062
	$41,040	$54,629	$60,997
As of December 31, 2022, the Company had $17.9 million, $20.9 million, and $0.6 million of unrecognized compensation expense related to unvested stock options, RSUs, and PRSUs (exclusive of those with service and performance conditions that have not yet been achieved), respectively, that is expected to be recognized over a weighted-average period of 2.3 years, 1.9 years, and 1.1 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,
2022
Expected volatility	78.9%
Expected term (in years)	6.1
Risk-free interest rate	1.8%
Expected dividend yield	0.0%
(a) In connection with 2seventy’s separation from bluebird bio on November 4, 2021, all option awards granted prior to 2022 were converted as part of the separation.
The following table summarizes the stock option activity under the Company’s equity awards plans for 2seventy employees:

	Shares (in thousands)	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2021	873	$129.60
Granted	1,619	$13.78
Exercised	—	$—
Canceled or forfeited	(207)	$61.05
Outstanding at December 31, 2022	2,285	$53.72	7.9	$6
Exercisable at December 31, 2022	640	$143.31	5.0	$6
Vested and expected to vest at December 31, 2022	2,285	$53.72	7.9	$—
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2022.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2021	970	$50.56
Granted	853	14.20
Vested	(334)	62.61
Forfeited	(219)	37.48
Unvested balance at December 31, 2022	1,270	$28.31

The intrinsic value of RSUs vested during the year ended December 31, 2022 was $5.5 million.
On February 1, 2021, the Company’s CEO was granted 27,000 PRSUs by bluebird. Each PRSU related to one share of common stock of bluebird. The number of PRSUs earned and vested would be determined based on bluebird’s total shareholder return (“TSR”) compared against the median TSR of a peer group over the performance period January 1, 2021 through December 31, 2023. Upon spin-off, the PRSUs were converted to 17,387 2seventy PRSUs. The TSR was kept whole by treating the value of bluebird at spin as a dividend that is reinvested into 2seventy stock. For the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $0.4 million of expense, respectively, related to the PRSUs. As of December 31, 2022, $0.6 million of unrecognized expense is expected to be recognized over the remaining duration of the award’s life.

Unrestricted stock awards
During the fourth quarter of 2021, the Company granted 0.2 million unrestricted stock awards to employees as part of its 2021 retention program which was designed to incentivize and retain employees through the spin-off. Under the retention program, employees were entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remained employed through the end of 2021. Expense recognized on the unrestricted stock awards during the year ended December 31, 2021 totaled $6.5 million. The Company recognized immaterial expense associated with unrestricted stock awards during the year ended December 31, 2022.
Employee Stock Purchase Plan
In October 2021, the Company’s board of directors adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by bluebird bio, then its sole stockholders. The 2021 ESPP became effective on October 17, 2021, the day immediately prior to the effectiveness of the Company’s Registration Statement on Form 10. The 2021 ESPP authorizes the initial issuance of a specified number of shares of the Company’s common stock to participating employees. For the year ended December 31, 2022, less than 0.1 million shares of common stock were issued under the 2021 ESPP.
14.     Related-party transactions
Relationship with Bluebird Bio
Following the separation, bluebird bio is considered a related party.
In connection with the separation, the Company entered into a separation agreement (the “Separation Agreement”) with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the Separation Agreement is to provide 2seventy bio and bluebird bio with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. bluebird bio and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions. In accordance with the Separation Agreement with bluebird bio, there were certain other transactions and adjustments post-Separation between the Company and bluebird bio. The Company recorded other income of $2.8 million for the year ended December 31, 2022 and an expense of $0.2 million for the two months since separation through December 31, 2021, related to the Separation Agreement.
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
In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird bio is responsible for liabilities associated with other employees, including employees retained by bluebird bio. Included in the agreement are also specific clauses relating to liabilities assumed by bluebird bio for the costs incurred prior to the separation. The Company recorded a reduction to operating expense of $0.2 million for the year ended December, 31, 2022 and $1.8 million for the two months since separation through to December 31, 2021 for costs stipulated by the employee matters agreement.
The Company and bluebird bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird bio granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird bio’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields. Charges associated to the intellectual property license agreement will commenced in 2022. As part of this agreement, the Company directly contacts and coordinates with bluebird bio’s third party licensors to make direct payments to the third parties.
The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. For the year ended December, 31, 2022, the Company recorded $10.0 million in other income, net, reflecting services provided to bluebird bio and $1.0 million of operating expenses for services received from bluebird bio. For the two months since separation through December 31, 2021, the Company recorded $1.4 million in other income, net and $0.7 million of operating expenses for services provided and received from bluebird bio, respectively.
Additionally, under the transition services agreements, 2seventy bio was subleasing 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage decreased to 23% for the remainder of the year. The Company recorded $4.9 million for the year ended December, 31, 2022 and $0.8 million for the year ended December 31, 2021 in other income, net related to sublease income from bluebird under this arrangement.
As of December 31, 2022, amounts due to bluebird bio under the above agreements were $0.1 million and are included in accrued expenses. As of December 31, 2022, amounts due from bluebird bio under the above agreements were $1.9 million and were included in receivables and other current assets.
Corporate allocations
Prior to the separation, the Company did not operate as a separate, stand-alone entity, but rather was managed and operated in the normal course of business under bluebird bio. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the Company's stand-alone consolidated and combined financial statements for periods prior to the separation. The expenses reflected in the consolidated and combined financial statements may not be indicative of expenses that will be incurred by the Company in the future.
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
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $55.3 million, and $76.6 million for the years ended December 31, 2021, and 2020 respectively.
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

	Year ended December 31,
	2021	2020
Imputed charge to bluebird bio for leases	$14,833	$16,562
Imputed charge from bluebird bio for leases	(908)	(1,072)
Imputed charge to bluebird bio for property, plant and equipment	1,891	2,225
Imputed charge from bluebird bio for property, plant and equipment	(1,130)	(229)
Imputed charge to bluebird bio for intangible assets	82	199
Other	(1)	155
	$14,767	$17,840
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
15.     401(k) Savings plan
Prior to the spin-off, all 2seventy employees were covered by bluebird bio’s defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“bluebird 401(k) Plan”), which was established in 1997. Upon spin-off, 2seventy bio established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“2seventy 401(k) Plan”), which covers all employees who meet defined minimum age and service requirements, including those who became employees of the Company, and allows participants to defer a portion of their annual compensation on a pretax basis. Expense related to the bluebird and 2seventy 401(k) Plans for 2seventy employees totaled $3.2 million, $2.4 million, and $2.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
16.     Income taxes
The Company did not operate as a separate, stand-alone entity for periods prior to the separation. The Company’s statement of operations for periods prior to separation have been prepared on a carve out basis. The Company’s income tax provision for the year ended December 31, 2022 and for the period from November 4, 2021 through December 31, 2021 has been prepared on a stand-alone basis. The 2020 and 2021 components of loss before income taxes and rate reconciliation are presented for the full year period of activity, including for the portion of each period prior to the separation. Accordingly, the amount and composition of its tax losses, credits, and other deferred tax assets included in the consolidated and combined financial statements has changed as the result of the Company’s separation from bluebird bio.
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Domestic	$(254,153)	$(292,213)	$(120,114)
Foreign	—	—	—
Total	$(254,153)	$(292,213)	$(120,114)
The Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.
For the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any income tax expense (benefit) as the Company was subject to a full valuation allowance. A reconciliation of income tax expense

(benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	6.6%	0.6%	3.8%
Permanent differences	(0.2)%	—%	0.3%
Stock-based compensation	(2.5)%	0.3%	(4.1)%
Research and development credit	3.2%	0.2%	13.8%
Officer compensation limitation	(1.2)%	(0.4)%	(1.6)%
Uncertain tax positions	(0.2)%	—%	(1.1)%
Other	(0.6)%	(1.1)%	—%
Change in tax rate	1.3%	—%	—%
Change in valuation allowance	(27.4)%	64.8%	(32.1)%
Separation adjustment	—%	(85.4)%	—%
Effective income tax rate (expense) benefit	—%	—%	—%
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$27,251	$12,142
Tax credit carryforwards (federal and state)	10,071	466
Capitalized license fees and research and development expenses	11,888	11,905
Deferred revenue	3,237	13,724
Stock-based compensation	16,719	15,824
Lease liabilities	73,719	71,941
Accruals and other	3,857	5,395
Capitalized research and development expenses	55,719	—
Total deferred tax assets	202,461	131,397
Intangible assets	—	(476)
Right-of-use assets	(65,181)	(69,693)
Fixed assets	(9,266)	(2,958)
Less: valuation allowance	(128,014)	(58,270)
Net deferred taxes	$—	$—
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $96.1 million, which may be available to offset future income tax liabilities and which will carryforward indefinitely. As of December 31, 2022, the Company also had U.S. state net operating loss carryforwards of approximately $113.5 million, which may be available to offset future income tax liabilities and expire at various dates through 2042.
As of December 31, 2022, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $8.1 million, available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2022, the Company also had U.S. state research and development carryforwards of approximately $3.3 million, which may be available to offset future income tax liabilities and expire at various dates through 2037. An analysis of the U.S. research and development and orphan drug credits has not yet been completed. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
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
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. With respect to the period from separation through December 31, 2022, the valuation allowance increased on a net basis by approximately $69.7 million primarily due to capitalization of R&D expenses and current year losses generated.
On December 22, 2017, the Tax Cuts and Jobs Act (“The TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead, and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $232.1 million of research and development expenses for the year ended December 31, 2022.
The Company has no history of tax audits on a standalone basis and will regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2020	4,403
Increases (decreases) for tax positions related to current period	36
Increases (decreases) for tax positions as part of separation adjustment	(4,403)
Balance as of December 31, 2021	$36
Increases (decreases) for tax positions related to current period	713
Increases (decreases) for tax positions as part of separation adjustment	—
Balance as of December 31, 2022	$749

The unrecognized tax benefits at December 31, 2022 is not material and, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the year ended December 31, 2022, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

17.     Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2022	2021	2020
Outstanding stock options (1)	2,562	1,490	—
Restricted stock units (1)	1,314	1,080	—
Employee Stock Purchase Plan	35	—	—
	3,911	2,570	—
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
18.     Subsequent events
In January 2023, the Company entered into a Share Purchase Agreement with Regeneron pursuant to which the Company sold 1,114,827 shares of its common stock, par value $0.0001 per share, to Regeneron for an aggregate cash price of approximately $20.0 million. In addition, the Company also entered into an amendment to its collaboration with Regeneron that will facilitate an expanded and accelerated development plan for novel cell therapy-based combinations for solid tumors. The collaboration will leverage the Company’s platform for T cell therapy research and development with Regeneron’s antibodies and bispecifics. The parties will continue sharing costs for these activities in a manner largely consistent with the existing agreement, with Regeneron covering 75% of certain preclinical costs necessary to study combinations and 100% of the costs for the arms of clinical studies that include Regeneron agents through regulatory approval. For other programs, cost-sharing will follow the existing 50/50 cost sharing agreement.
In March 2023, the Company sold 10.9 million shares of common stock through an underwritten public offering at a price of $11.50 per share for aggregate gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $125.0 million, excluding any exercise of the underwriter’s option to purchase additional shares. The underwriters have a 30-day option to purchase up to an additional 1,630,434 shares of common stock.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2*	Amended and Restated Bylaws of 2seventy bio, Inc.
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 22, 2022).
10.1#	2seventy bio, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 1, 2021).
10.2#	2seventy bio, Inc. 2021 Stock Option and Incentive Plan and forms of award agreement thereunder (incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 1, 2021).
10.3#	2seventy bio, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 22, 2022).
10.4	2seventy bio, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on March 22, 2022).
10.5#	Form of Indemnification Agreement between 2seventy bio, Inc. and individual directors (incorporated by reference to Exhibit 10.6 to Form 10 filed on October 8, 2021).
10.6†	Lease, dated September 21, 2015, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.22 to Form 10 filed on October 8, 2021).
10.7	First Amendment to Lease, dated June 21, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.23 to Form 10 filed on October 8, 2021).
10.8	Second Amendment to Lease, dated November 14, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.24 to Form 10 filed on October 8, 2021).
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

10.12#	Letter Agreement between 2seventy bio, Inc. and Nicola Heffron, dated as of November 8, 2021 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on March 22, 2022).
10.13#†
Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 22, 2022).

10.14#
Amendment to Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 22, 2022).

10.15#
First Addendum Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of March 7, 2022 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on March 22, 2022).

10.16#
Second Addendum to Executive Employment Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated as of March 25, 2022 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 12, 2022).

10.17*#	Severance Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated February 17, 2023.
10.18*#	Consulting Agreement between 2seventy bio, Inc. and Nicola Heffron, dated February 21, 2023.

10.19†
Patent License Agreement, dated August 31, 2015, by and between bluebird bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2022)

10.20†
Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 12, 2022).

10.21
Form of Registration Rights Agreement, dated March 15, 2022, by and between 2seventy bio, Inc. and purchasers in the March 2022 private placement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2022).

10.22†
Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation, dated February 16, 2016 (incorporated by reference to Exhibit 10.14 to Form 10 filed on October 8, 2021).

10.23†
Second Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020 (incorporated by reference to Exhibit 10.15 to Form 10 filed on October 8, 2021).

10.24†	License Agreement, dated August 13, 2014, by and between bluebird bio, Inc. and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on March 22, 2022).
10.25†
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

10.26
Tax Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2021).

10.27
Intellectual Property License Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 4, 2021).

10.28
Employee Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 4, 2021).

10.29
Transition Services Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 4, 2021).

10.30
Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and bluebird bio, Inc. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on November 4, 2021).

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

Date: March 16, 2023	2seventy bio, Inc.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 16, 2023.

SIGNATURE	TITLE

/s/ Nick Leschly	President, Chief Executive Officer and Director (Principal Executive Officer)
Nick Leschly

/s/ Chip Baird	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William D .Baird, III

/s/ Daniel S. Lynch	Director
Daniel S. Lynch

/s/ Sarah Glickman	Director
Sarah Glickman

/s/ Ramy Ibrahim, M.D.	Director
Ramy Ibrahim, M.D.

/s/ Denice Torres	Director
Denice Torres

/s/ Marcela Maus, M.D., Ph.D.	Director
Marcela Maus, M.D., Ph.D.

/s/ Wei Lin, M.D.	Director
Wei Lin, M.D.