Form 10-Q
period 2023-03-31
2seventy bio, Inc.
filed 2023-05-10
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to ________
Commission file number 001-40791

2seventy bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3658454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Binney Street Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(339) 499-9300
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TSVT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 50,199,268 shares of common stock as of May 4, 2023.

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
•our and Bristol Myers Squibb’s, or BMS, plans for the continued commercialization of Abecma and the development and commercialization of earlier lines of therapy;
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

•our future financial performance, including estimates of our future revenues, expenses, payments, cash flows, profitability, tax obligations, capital requirements and our needs for additional financing and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;
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
•our business and operations following the separation and any benefits or costs of the separation, including the tax treatment of the separation, the tax treatment of the distribution, and limitations imposed on us under the tax matters agreement that we entered into with bluebird bio in connection with the separation and distribution;
•the impact of rising inflation rates on our business, financial condition and results of operations;
•the fluctuation of the market price of our shares; and
•trends and challenges in our current and potential markets.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$193,629	$71,032
Marketable securities	146,301	195,238
Prepaid expenses	8,635	13,652
Receivables and other current assets	41,252	20,960
Total current assets	389,817	300,882
Property, plant and equipment, net	59,153	55,735
Marketable securities	1,432	1,414
Intangible assets, net	7,125	7,302
Goodwill	12,056	12,056
Operating lease right-of-use assets	235,264	240,885
Restricted investments and other non-current assets	37,590	38,391
Total assets	$742,437	$656,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,399	$7,208
Accrued expenses and other current liabilities	43,568	54,678
Operating lease liability, current portion	11,482	11,164
Deferred revenue, current portion	8,480	3,000
Collaboration research advancement	—	3,744
Total current liabilities	76,929	79,794
Deferred revenue, net of current portion	6,311	5,000
Operating lease liability, net of current portion	255,472	259,008
Other non-current liabilities	2,401	2,397
Total liabilities	341,113	346,199
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 50,190 and 37,928 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	743,937	606,986
Accumulated other comprehensive loss	(1,950)	(2,877)
Accumulated deficit	(340,668)	(293,647)
Total stockholders’ equity	401,324	310,466
Total liabilities and stockholders’ equity	$742,437	$656,665
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2023	2022
Revenue:
Service revenue	$10,826	$4,055
Collaborative arrangement revenue	29,372	3,487
Royalty and other revenue	1,423	887
Total revenues	41,621	8,429
Operating expenses:
Research and development	68,246	65,879
Cost of manufacturing for commercial collaboration	3,654	3,366
Selling, general and administrative	20,720	23,861
Share of collaboration loss	—	5,352
Cost of royalty and other revenue	641	511
Change in fair value of contingent consideration	73	48
Total operating expenses	93,334	99,017
Loss from operations	(51,713)	(90,588)
Interest income, net	2,049	115
Other income, net	2,643	4,762
Loss before income taxes	(47,021)	(85,711)
Income tax (expense) benefit	—	—
Net loss	$(47,021)	$(85,711)
Net loss per share - basic and diluted	$(1.08)	$(3.20)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	43,468	26,751
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.	$927	$(2,092)
Total other comprehensive income (loss)	$927	$(2,092)
Comprehensive loss	$(46,094)	$(87,803)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2022	37,928	$4	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	237	—	—	—	—	—
Exercise of stock options	1	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	116,968	—	—	116,969
Issuance of common stock to Regeneron	1,115	—	9,859	—	—	9,859
Stock-based compensation	—	—	9,666	—	—	9,666
Purchases of shares under ESPP	39	—	451	—	—	451
Other comprehensive income	—	—	—	927	—	927
Net loss	—	—	—	—	(47,021)	(47,021)
Balances at March 31, 2023	50,190	$5	$743,937	$(1,950)	$(340,668)	$401,324

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	165,655	—	—	165,657
Stock-based compensation	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$575,421	$(2,804)	$(125,205)	$447,416
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,021)	$(85,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	73	48
Depreciation and amortization	2,255	3,530
Stock-based compensation expense	9,666	9,739
Other non-cash items	(1,204)	1,227
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,103)	(7,186)
Operating lease right-of-use assets	5,621	4,710
Accounts payable	7,072	6,228
Accrued expenses and other liabilities	(11,276)	280
Operating lease liabilities	(3,218)	(2,860)
Deferred revenue	6,791	—
Collaboration research advancement	(3,744)	(3,487)
Net cash used in operating activities	(49,088)	(73,482)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,079)	(3,585)
Purchases of marketable securities	(36,093)	(22,450)
Proceeds from maturities of marketable securities	86,976	70,784
Purchases of restricted investments	(2,506)	—
Proceeds from maturities of restricted investments	2,500	—
Net cash provided by investing activities	44,798	44,749
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	117,058	—
Proceeds from issuance of common stock to Regeneron, net of issuance costs	9,876	—
Proceeds from the issuance of common stock in private placement	—	170,000
Proceeds from exercise of stock options and ESPP contributions	150	99
Net cash provided by financing activities	127,084	170,099
Increase in cash, cash equivalents and restricted cash and cash equivalents	122,794	141,366
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	72,290	130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$195,084	$271,814
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$193,629	$270,893
Restricted cash and cash equivalents included in restricted investments and other non-current assets	1,455	921
Total cash, cash equivalents, and restricted cash and cash equivalents	$195,084	$271,814
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,342	$2,925
Private placement issuance costs included in accounts payable and accrued expenses	$—	$4,343
Financing issuance costs included in accounts payable or accrued expenses	$106	$—
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company is advancing multiple preclinical and clinical programs in oncology and, together with Bristol-Myers Squibb (“BMS”), delivering the first U.S. Food and Drug Administration (“FDA”)-approved CAR T therapy in multiple myeloma, Abecma (idecabtagene vicleucel, or ide-cel), to patients in the United States. Please refer to Note 10, Collaborative arrangements and strategic partnerships for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company which was incorporated in Massachusetts on December 13, 2021 and was granted securities corporation status in Massachusetts beginning in 2021. 2seventy bio Securities Corporation has no employees.
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
On November 3, 2021, the Company also entered into a separation agreement with bluebird bio, which is referred to in this quarterly report as the “Separation Agreement”, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which 2seventy bio temporarily receives certain services from bluebird bio, and a second transition services agreement under which 2seventy bio temporarily provides certain services to bluebird bio. These agreements also govern certain of 2seventy bio’s relationships with bluebird bio after the separation. For additional information regarding the Separation Agreement and the other related agreements, refer to Note 13, Related-party transactions and the section captioned “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence,” included in our annual report on Form 10-K, which was filed with the SEC on March 16, 2023.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2023, the Company incurred a net loss of $47.0 million and used $49.1 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding and generate operating cash flows from the commercialization of its product candidates, if approved.

As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $341.4 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company intends to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
2.    Summary of significant accounting policies and basis of presentation
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s 2022 annual report on Form 10-K.
Basis of presentation
The accompanying condensed consolidated financial statements reflect the historical results of the operations, financial position and cash flows of the Company and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.
Correction of immaterial error
During the first quarter of 2023, the Company identified two immaterial errors in its previously issued 2022 quarterly reports on Form 10-Q and 2021 and 2022 annual reports on Form 10-K related to: 1) restricted investments previously presented as restricted cash on its consolidated balance sheets and consolidated statements of cash flows; and 2) cash outflows related to the purchase of property, plant and equipment previously presented within operating cash outflows instead of investing cash outflows in its 2022 annual consolidated statements of cash flows.
Based on the analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin (SAB) Topic 1.M “Assessing Materiality” and SAB Topic 1.N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company concluded that these errors were immaterial, individually and in the aggregate, to its consolidated balance sheets and consolidated statements of cash flows as presented in its previously filed quarterly and annual financial statements. There was no impact to any other statements for any period presented.
To correct for the immaterial error related to restricted investments, the Company:
•changed the caption “Restricted cash and other non-current assets” to “Restricted investments and other non-current assets” on the balance sheet;

•included additional disclosures around the restricted investments within Note 3, Marketable securities and Note 4, Fair value measurements; and
•adjusted its previously filed consolidated statement of cash flows as follows:

	For the three months ended March 31, 2022
in thousands	As previously reported	Adjustment	As revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(7,768)	$582	$(7,186)
Net cash used in operating activities	$(74,064)	$582	$(73,482)
Increase in cash, cash equivalents and restricted cash and cash equivalents	$140,784	$582	$141,366
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	$163,266	$(32,818)	$130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$304,050	$(32,236)	$271,814
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents
Restricted cash and cash equivalents included in restricted investments and other non-current assets	$33,157	$(32,236)	$921
Total cash, cash equivalents and restricted cash and cash equivalents	$304,050	$(32,236)	$271,814
The Company will correct its prior period presentation for this error in its future 2023 quarterly financial statements on Form 10-Q and 2023 annual report on Form 10-K.
To correct for the immaterial misclassification of cash outflows noted above, the Company will adjust its 2022 statement of cash flows within its 2023 annual report on Form 10-K by reclassifying $8.0 million of cash outflows from net cash used in operating activities to net cash provided by investing activities.
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

3.    Marketable securities
The following table summarizes the marketable securities held at March 31, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2023
U.S. government agency securities and treasuries	$97,174	$13	$(1,020)	$96,167
Corporate bonds	1,001	—	(14)	987
Commercial paper	50,651	1	(73)	50,579
Total	$148,826	$14	$(1,107)	$147,733
December 31, 2022
U.S. government agency securities and treasuries	$120,739	$3	$(1,963)	$118,779
Corporate bonds	2,524	—	(26)	2,498
Commercial paper	75,491	3	(119)	75,375
Total	$198,754	$6	$(2,108)	$196,652
No available-for-sale debt securities held as of March 31, 2023 or December 31, 2022 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2023
U.S. government agency securities and treasuries	$1,952	$(1)	$74,463	$(1,019)	$76,415	$(1,020)
Corporate bonds	—	—	987	(14)	987	(14)
Commercial paper	43,580	(73)	—	—	43,580	(73)
Total	$45,532	$(74)	$75,450	$(1,033)	$120,982	$(1,107)
December 31, 2022
U.S. government agency securities and treasuries	$28,749	$(159)	$86,176	$(1,804)	$114,925	$(1,963)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Commercial paper	62,636	(119)	—	—	62,636	(119)
Total	$91,385	$(278)	$88,674	$(1,830)	$180,059	$(2,108)

As discussed further in Note 7, Leases, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K, the Company maintains letters of credit related to its leases in Cambridge and Seattle. A portion of this collateral is classified as restricted investments and included within restricted investments and other non-current assets on the condensed consolidated balance sheets.
The following table summarizes restricted investments held at March 31, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2023
U.S. government agency securities and treasuries	$32,806	$—	$(865)	$31,941
Total	$32,806	$—	$(865)	$31,941
December 31, 2022
U.S. government agency securities and treasuries	$32,880	$—	$(1,112)	$31,768
Total	$32,880	$—	$(1,112)	$31,768

The following table summarizes restricted investments in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2023
U.S. government agency securities and treasuries	$4,450	$(27)	$27,491	$(838)	$31,941	$(865)
Total	$4,450	$(27)	$27,491	$(838)	$31,941	$(865)
December 31, 2022
U.S. government agency securities and treasuries	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)
Total	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $0.7 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three months ended March 31, 2023 or 2022.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three months ended March 31, 2023 and 2022.
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2023. As such, an allowance for credit losses was not recognized. As of

March 31, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023
Assets:
Cash and cash equivalents	$193,629	$175,713	$17,916	$—
Marketable securities:
U.S. government agency securities and treasuries	96,167	—	96,167	—
Corporate bonds	987	—	987	—
Commercial paper	50,579	—	50,579	—
Restricted cash and cash equivalents	1,455	1,455	—	—
Restricted investments	31,941	—	31,941	—
Total assets	$374,758	$177,168	$197,590	$—
Liabilities:
Contingent consideration	$2,253	$—	$—	$2,253
Total liabilities	$2,253	$—	$—	$2,253
December 31, 2022
Assets:
Cash and cash equivalents	$71,032	$71,032	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	118,779	—	118,779	—
Corporate bonds	2,498	—	2,498	—
Commercial paper	75,375	—	75,375	—
Restricted cash and cash equivalents	1,257	1,257	—	—
Restricted investments	31,768	—	31,768	—
Total assets	$300,709	$72,289	$228,420	$—
Liabilities:
Contingent consideration	$2,180	$—	$—	$2,180
Total liabilities	$2,180	$—	$—	$2,180
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in other non-current liabilities on the condensed consolidated balance sheets.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the three months ended March 31, 2023
Beginning balance	$2,180
Additions	—
Changes in fair value	73
Payments	—
Ending balance	$2,253
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Computer equipment and software	$5,899	$5,670
Office equipment	6,159	6,159
Laboratory equipment	36,534	36,216
Leasehold improvements	27,428	27,416
Construction-in-progress	33,048	28,112
Total property, plant and equipment	109,068	103,573
Less accumulated depreciation and amortization	(49,915)	(47,838)
Property, plant and equipment, net	$59,153	$55,735
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. Construction-in-progress as of March 31, 2023 includes $31.7 million related to the ongoing build-out of the facility. As of December 31, 2022, construction-in-progress included $27.0 million related to the build-out of the facility. The build out of the facility was substantially completed in February 2023 and is anticipated to be operational by mid-2023.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Manufacturing costs	$19,244	$17,962
Royalties	11,629	13,094
Employee compensation	4,547	14,845
Property, plant, and equipment	1,858	1,498
Clinical and contract research organization costs	1,692	1,619
Professional fees	858	239
Collaboration research costs	505	2,005
Other	3,235	3,416
Total accrued expenses and other current liabilities	$43,568	$54,678
7.    Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, that was assigned to it in connection with the separation. There have been no material changes to the lease obligations from those disclosed in Note 7, Leases, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K.

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation. As of March 31, 2023, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for further information.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron

Pharmaceuticals, Inc. (“Regeneron”), and Novo Nordisk A/S (“Novo”) agreements and to Note 11, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of March 31, 2023, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
In July 2021, bluebird bio and National Resilience, Inc. (“Resilience”) announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “Resilience License Agreement”), among others (together referred to as the “Ancillary Agreements”). One manufacturing agreement will support the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, Abecma (the “Commercial Supply Agreement”), while the other will support ongoing manufacturing for lentiviral vector for development candidates (the “Development Manufacturing Supply Agreement”). Certain rights and obligations under these agreements were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the development manufacturing supply agreement commit the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. In exchange, under the terms of the development manufacturing supply agreement, the Company was entitled to receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The Company therefore committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the twelve-month period ending on the first anniversary of the closing of the transaction, which occurred in September 2022. As of March 31, 2023, the Company has accrued $14.8 million representing our estimated share of the net operating losses of Resilience. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio was reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility in the Company’s 2021 annual report on Form 10-K. As a result of the separation, the Company’s net parent investment balance was reclassified to additional paid-in capital. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in future minimum purchase commitments from those disclosed in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K.
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

9.    Equity
In March 2022, the Company entered into stock purchase agreements with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement, an aggregate of 13,934,427 shares of the Company’s common stock at a purchase price per share of $12.20. This resulted in aggregate net proceeds to the Company of approximately $165.5 million, after deducting placement agent fees and other offering expenses payable by the Company.
In November 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), relating to shares of the Company’s common stock through an “at the market” equity offering program under which Cowen will act as the Company’s sales agent (the “ATM Facility”). Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $150.0 million, from time to time. As of March 31, 2023, the Company had not made any sales under the ATM Facility.
In January 2023, the Company entered into a Share Purchase Agreement with Regeneron, pursuant to which it sold 1,114,827 shares of its common stock to Regeneron, subject to certain restrictions, for an aggregate cash price of approximately $20.0 million. The purchase price represents $9.9 million worth of common stock plus a $10.1 million premium, which represents collaboration deferred revenue.
In March 2023, the Company sold 10,869,566 shares of common stock through an underwritten public offering at a price per share of $11.50. This resulted in aggregate net proceeds to the Company of approximately $117.0 million, after deducting underwriting fees and offering expenses. The underwriters did not exercise their option to purchase up to 1,630,434 additional shares of common stock and therefore no additional proceeds were received.

10.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS, Regeneron, and Novo, each as further described below. These agreements were assumed by the Company in connection with the separation.
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10,

Collaborative arrangements and strategic partnerships, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K. During the first quarter of 2023, there have been no changes to the terms of the collaboration agreement with BMS.
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
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the Amended Ide-Cel CCPS are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities. The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated statement of operations and comprehensive loss.
The Company is also responsible for equally sharing in the ongoing ide-cel research and development activities being conducted by BMS in the United States as BMS continues conducting ongoing clinical studies to support the use of Abecma in earlier lines of therapy and both companies continue to develop suspension lentiviral vector to be used in the manufacture of Abecma. The net amount owed to BMS for research and development activities determined on a quarterly basis is classified as research and development expense on the statements of operations and comprehensive loss. If BMS is obligated to reimburse the Company because the Company’s research and development costs exceeds BMS’ research and development costs in a particular quarterly period, the net amount is recorded as collaborative arrangement revenue.
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three months ended March 31, 2023, and 2022 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	For the three months ended March 31,
Abecma U.S. Collaboration Profit/Loss Share	2023	2022
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$(6,709)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,357
Collaborative arrangement revenue (1)	$22,961	$—
Share of collaboration loss (1)	$—	$(5,352)

(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
Abecma U.S. Collaboration Net R&D Expenses	2023	2022
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(8,118)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,225
Net R&D expense (1)	$(4,871)	$(6,893)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three months ended March 31, 2023 and 2022 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
	2023	2022
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$6,123	$2,790
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

bb21217
In addition to the activities related to ide-cel, BMS previously exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the collaboration arrangement with BMS which is further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K.
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

The transaction price associated with the collaboration arrangement consisted of $31.0 million of upfront payments and option payments received from BMS, the $10.0 million bb21217 opt-out payment discussed above, and $1.8 million in variable consideration which represented reimbursement to be received from BMS for manufacturing vector and associated payloads through development (which will never be received by the Company given the decision to discontinue development of bb21217 in 2022). The Company identified two performance obligations with respect to the arrangement with BMS. The initial performance obligation was for research and development services that were substantially completed in September 2019, associated with the initial phase 1 clinical trial of bb21217. The Company allocated $5.4 million of consideration to the research and development services performance obligation and fully recognized the consideration through September 2019. The other performance obligation relates to a combined performance obligation for the bb21217 license and vector manufacturing services through development, and the remaining $37.4 million in consideration was allocated to this combined performance obligation. All of the remaining development, regulatory, and commercial milestones related to U.S. development, regulatory and commercialization activities are fully constrained and are therefore excluded from the transaction price.
In December 2022, BMS formally notified the Company that its license and vector manufacturing services for bb21217 will no longer be required, thus releasing it from the combined performance obligation for the bb21217 license and vector manufacturing services through development. As a result, the Company recognized the remaining deferred revenue of $35.8 million associated with bb21217 performance obligations as a component of service revenue during the fourth quarter of 2022.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the three months ended March 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at March 31, 2023
Receivables	$4,537	$24,212	$(4,537)	$24,212
Contract liabilities:
Deferred revenue	$—	$—	$—	$—
The increase in the receivables balance for the three months ended March 31, 2023 is driven by amounts owed less amounts paid to the Company by BMS in the period under the settlement terms of the collaboration agreement.
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
First Amendment to the Regeneron Collaboration Agreement
In January 2023, 2seventy bio and Regeneron announced an amendment to the Regeneron Collaboration Agreement (the “Amendment”), to amend and extend their current agreement, applying their respective technology platforms to the discovery, development and commercialization of novel immune cell therapies for cancer. Under the Amendment, the parties have identified four research targets to advance the next stage of research therapies. The parties will continue sharing costs for these activities in a manner largely consistent with the existing agreement, with Regeneron now covering 75% of eligible late-stage research costs to study combinations and 100% of the costs for the arms of clinical studies that include Regeneron agents through regulatory approval of two of the four targets. For other programs, cost-sharing will follow the existing 50/50 cost sharing agreement.
Additionally, Regeneron will make one-time milestone payments for each of the first Clinical Candidate directed to MUC-16 and the first Clinical Candidate directed to a selected early stage research target to achieve the applicable milestones. Clinical Candidate milestone events and payments include:
•$2.0 million payment from Regeneron for Development Candidate Nomination;
•$3.0 million payment from Regeneron for IND Acceptance; and
•$5.0 million pay from Regeneron for the Earlier of (i) last patient dosed with a Monotherapy Regimen and (ii) dosing of the 10th patient in a Clinical Trial included in an Approved Research/ Development Plan.
The Development Candidate Nomination for MUC-16 has already occurred and will not be due until the Clinical Candidate milestone event (IND Acceptance) is achieved for MUC-16 at which time the first milestone will be reduced to $1.0 million for a total amount due for the two milestones related to MUC-16 of $4.0 million.

Regeneron Share Purchase Agreements
A Share Purchase Agreement (“SPA”) was entered into by bluebird bio and Regeneron in August 2018. In August 2018, on the closing date of the transaction, bluebird bio issued to Regeneron 0.4 million shares of bluebird bio’s common stock, subject to certain restrictions, for $238.10 per share, or $100.0 million in the aggregate. Following the spin-off, Regeneron held approximately 0.1 million shares of 2seventy bio’s common stock, subject to certain restrictions. The purchase price represents $63.0 million worth of common stock plus a $37.0 million premium, which represents a collaboration research advancement, or credit to be applied to Regeneron’s initial 50 percent funding obligation for collaboration research, after which the collaborators will continue to fund ongoing research equally. The collaboration research advancement only applies to pre-IND research activities and is not refundable or creditable against post-IND research activities for any programs where Regeneron exercises its opt-in rights.
In connection with the Amendment, the Company entered into a Share Purchase Agreement with Regeneron pursuant to which the Company sold 1.1 million shares of its common stock, subject to certain restrictions, for $17.94 per share, to Regeneron for an aggregate cash price of approximately $20.0 million. The purchase price represents $9.9 million worth of common stock plus a $10.1 million premium, which represents deferred revenue.
Accounting analysis – 2018 Regeneron Collaboration Agreement
At the commencement of the original Regeneron Collaboration Agreement, two units of accounting were identified, which are the issuance of 0.4 million shares of bluebird bio’s common stock and joint research activities during the five-year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the bluebird bio equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the bluebird bio common stock at closing, the Company considered the closing price of the bluebird bio common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.
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
The $45.5 million attributed to the joint research activities includes the $37.0 million creditable against amounts owed to the Company by Regeneron. The collaboration research advancement will be reduced over time for amounts due to the Company by Regeneron as a result of the parties agreeing to share in the costs of collaboration research equally. The remainder of $8.5 million will be attributed to the joint research activities and recognized over the five-year research collaboration term.
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2022, the Company had $3.7 million of collaboration research advancement credit attributed to the joint research activities still to be recognized. As of March 31, 2023, this amount was fully utilized and there is no collaboration research advancement credit remaining.

Accounting analysis - Regeneron Amendment
At the commencement of the Amendment, the Company identified two units of accounting, including the issuance of 1.1 million shares of 2seventy bio common stock and joint research activities under the amended agreement. The Company determined the total transaction price to be $20.0 million, which comprises $9.9 million of 2seventy bio equity sold to Regeneron and $10.1 million attributed to joint research activities. In determining the fair value of 2seventy bio common stock at closing, the Company considered the closing price of 2seventy bio common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.
Consistent with the original Regeneron Collaboration Agreement, the Company assessed whether the joint research activities under the Amendment fell within the scope of ASC 808 and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the amended arrangement as outlined above, for the collaboration research performed prior to submission of an IND application for a potential gene therapy product, both parties continue to be active participants in the collaboration. Both parties continue to perform research and development activities and will share in these costs through IND submission. Additionally, Regeneron and the Company continue to be exposed to significant risks and rewards dependent on the commercial success of any product candidates that may result from the collaboration. As such, the collaboration arrangement is deemed to be within the scope of ASC 808. The Company continues to apply ASC 606 by analogy to determine the measurement and recognition of the consideration received from Regeneron.
The Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amendment. The Company concluded the performance obligation under the Amended Agreement continues to be a single performance obligation and the remaining services under the Amendment are not distinct from those already provided. The Company therefore accounted for the modification by updating the transaction price and measure of progress prospectively with a cumulative catch-up entry recorded as of the effective date of the Amendment. The updated transaction price is based on the Company’s total spend from the original agreement and total estimated spend until the targets outlined in the Amendment clear IND filing, at which point, the Company will reassess whether the collaboration is still within the scope of ASC 808. The Company then combined the $10.1 million premium attributed to the joint research activities in the Amendment with the $8.5 million premium from the original Regeneron Collaboration Agreement for a total of $18.6 million. Future milestones continue to be fully constrained until such time as the achievement of such milestones are considered probable.
The Company concluded that it continues to satisfy its obligations over-time as Regeneron receives the benefit of the research activities as the activities are performed. The Company determined the most appropriate method to track progress towards completion of the performance obligation is an input method that is based on costs incurred. There are significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the collaboration with Regeneron. These estimates and assumptions include a number of objective and subjective factors, including the likelihood that a target will be successfully developed through its IND filing and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study.
As of March 31, 2023, the Company estimates the contract is approximately 47% complete and therefore approximately $9.8 million remains in collaboration deferred revenue, of which $3.5 million is included in short-term deferred revenue and $6.3 million is included in long-term deferred revenue on the condensed consolidated balance sheets.
The Company recognized $6.4 million of collaborative arrangement revenue, including a $0.7 million catch-up adjustment under the Amendment, for the three months ended March 31, 2023. The Company recognized $3.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement for the three months ended March 31, 2022. As of March 31, 2023, amounts due from Regeneron include $2.3 million of receivables from the collaborative arrangement revenue recognized in the first quarter of 2023.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company will share equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed for the initial Phase 1 clinical trial. As of March 31, 2023, the manufacturing and transfer of vector to JW has not yet occurred and therefore the Company has not received any payments related to this performance obligation.
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
Novo also agreed to reimburse the Company for research costs incurred in connection with the research program up to a mutually agreed upon amount. If Novo exercises its option to obtain a license to commercialize the product developed during the initial research program, the Company is also eligible to receive mid-single digit royalties on product sales on a country-by-country and product-by-product basis, subject to certain royalty step-down provisions set forth in the agreement.
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
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the three months ended March 31, 2023, and 2022 the Company recognized $1.7 million and $1.3 million of service revenue under this agreement, respectively.

11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.

The Company recognized $1.4 million and $0.9 million of royalty and other revenue in the three months ended March 31, 2023 and 2022, respectively.
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Royalty revenue recognized from sales of lisocabtagene maraleucel is included within royalty and other revenue in the condensed consolidated statement of operations and comprehensive loss.

12.    Stock-based compensation
In connection with 2seventy bio’s separation from bluebird bio on November 4, 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the employee matters agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution. Refer to Note 13, Stock-based compensation, to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 for details on the conversion methodology of the equity awards.
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
Stock-based compensation expense
Stock-based compensation expense includes compensation cost related to 2seventy bio equity awards held by its employees as well as bluebird bio equity awards issued upon separation to its employees.
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Stock options	$3,865	$4,404
Restricted stock units	5,727	5,314
Employee stock purchase plan and other	74	21
	$9,666	$9,739

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Research and development	$3,618	$4,218
Selling, general and administrative	6,048	5,521
	$9,666	$9,739
Employee Stock Purchase Plan
During the three months ended March 31, 2023, less than 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan.

13.    Related-party transactions
Relationship with bluebird bio
In connection with the separation from bluebird bio, Inc, the Company entered into certain agreements pursuant to which the separation of its business from bluebird bio was effected and that govern its relationship with bluebird bio going forward. The separation agreement, tax matters agreement, employee matters agreement, intellectual property license agreement (“License Agreement”) and two transition services agreements are described in Note 14, Related-party transactions, to the consolidated financial statements included in the Company’s 2022 annual report on Form 10-K. Aside from a Partial Assignment and Assumption Agreement entered in February 2023, as described below, there have been no material changes to the existing agreements from those previously disclosed. Prior to the separation, all of Company’s outstanding shares of common stock were owned by bluebird bio and therefore the transactions under those agreements were considered and disclosed as related party transactions. Following the completion of the separation and distribution, the Company and bluebird bio have operated separately, each as independent public company and bluebird bio no longer owns any shares of the Company’s common stock. Therefore, transactions under those agreements are no longer accounted for as related party transactions.
On February 23, 2023, the Company entered into a Partial Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with Institut Pasteur (“Institut Pasteur”) and bluebird bio. Pursuant to the Assignment and Assumption Agreement, bluebird bio assigned to the Company bluebird bio’s rights, obligations and interests under a license agreement with Institut Pasteur that were previously licensed to the Company by bluebird bio under the License Agreement. The Company will pay Institut Pasteur an annual maintenance payment, a percentage of income received in the event of sublicensing arrangements and, upon commercialization of certain products, a percentage of net sales as a royalty, which varies depending on the indication of the product.

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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2023	2022
Outstanding stock options (1)	3,571	2,780
Restricted stock units (1)	2,678	1,655
ESPP shares and other	—	35
	6,249	4,470
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
As described further in Note 9, Stockholders’ equity, to the consolidated financial statements included in the Company’s 2022 annual report on Form 10-K, in November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. Based on the terms of the pre-funded warrants, management concluded that they should be considered outstanding shares in the computation of basic and diluted net loss per share.

16.    Subsequent events
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo Nordisk, which is focused on an in vivo gene editing treatment for hemophilia A. This achievement triggered a $15.0 million milestone payment under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, the Company and/or Novo Nordisk may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which would result in the Company making a $9.0 million payment to the third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s 2022 annual report on Form 10-K, which was most recently filed with the Securities and Exchange Commission, or the SEC, on March 16, 2023.
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
We have never been profitable and have incurred net losses since inception. Our net loss was $47.0 million for the three months ended March 31, 2023. We expect to continue to incur operating losses for at least the next several years as we:
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
In February 2023, we substantially completed the construction of our drug product manufacturing facility at our existing headquarters in Cambridge, Massachusetts for our future Phase 1 clinical trials. We anticipate the facility to be operational by mid-2023. In the meantime, all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we continue to develop and seek to obtain regulatory approval for our product candidates, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.

Separation from bluebird bio, Inc.
On November 4, 2021, bluebird bio completed the separation and spin-off of its oncology portfolio and programs into 2seventy bio, retaining its severe genetic disease portfolio and programs. We did not operate as a separate, stand-alone entity prior to our separation from bluebird bio. In connection with the separation, certain assets and liabilities, including certain accounts receivables and accounts payables, included on the condensed consolidated balance sheets prior to the separation have been retained by bluebird bio post-separation and, therefore, were adjusted through net parent investment in our consolidated financial statements in our 2021 annual report on Form 10-K. In addition, in connection with the separation, certain equity awards were converted in accordance with the employee matters agreement, as further described in Note 12, Stock-based compensation. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital.

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

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“Topic 606” or "ASC 606"). For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below.

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
As we recognize revenue under our collaborative arrangements both within and outside the scope of Topic 606, we present revenue on our consolidated statements of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes only revenue from collaborative partners recognized outside the scope of Topic 606.
For the three months ended March 31, 2023 and 2022, service revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2023	2022
ide-cel ex-U.S. service revenue from BMS	$6,123	$2,790
Service revenue from December 2021 agreement with Novo Nordisk	1,703	1,265
Other	3,000	—
Total service revenue	$10,826	$4,055
For the three months ended March 31, 2023 and 2022, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2023	2022
U.S. Abecma collaboration with BMS	$22,961	$—
Collaboration with Regeneron	6,411	3,487
Total collaborative arrangement revenue	$29,372	$3,487
To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The table below summarizes the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands).

	For the three months ended March 31,
Abecma U.S. Collaboration Profit (Loss) Share	2023	2022
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$(6,709)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,357
Collaborative arrangement revenue (1)	$22,961	$—
Share of collaboration loss (1)	$—	$(5,352)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,086)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(628)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$(8,066)

(1) This calculation is performed on a quarterly basis and consists of our share of profits, net of our share of BMS costs for commercial activities, offset by reimbursement from BMS for our commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

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
•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma. We are winding down the study following our election to discontinue development of bb21217 in 2022.
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
We expect our ongoing research and development expenses to be driven mainly by both our clinical and preclinical programs. Clinical programs include our advancement of the SC-DARIC33 and bbT369 through phase 1 studies, funding our share of the costs of development of Abecma, including clinical expansion to earlier lines of therapy, through our collaboration with BMS and manufacture of clinical study materials in support of our clinical studies.
Our direct research and development expenses consist principally of internal and external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate internal salary and benefits, personnel-related discretionary bonus, and stock-based compensation costs directly related to specific programs. We do not allocate certain general research and platform personnel costs, certain laboratory and related expenses, rent expense, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	For the three months ended March 31,
	2023	2022
ide-cel(1)	$17,594	$10,482
bb21217	888	2,000
bbT369	9,971	6,459
SC-DARIC33	1,294	2,162
Preclinical programs	14,562	13,433
Total direct research and development expenses	44,309	34,536
General research and platform personnel costs	5,506	7,644
Unallocated laboratory and manufacturing expenses	2,490	6,071
Facility and other support costs	15,941	17,628
Total other research and development expenses	23,937	31,343
Total research and development expenses	$68,246	$65,879
(1) ide-cel research and development expenses included above are substantially global in nature and benefit both U.S. and ex-U.S. territories.

Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by us to support the manufacture of Abecma inventory sold by our collaborative partner, BMS, in both the U.S. and ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of our collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 10, Collaborative arrangements and strategic partnerships, in the notes to our condensed consolidated financial statements.
The reimbursement from BMS for their share of our U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in our consolidated statements of operations and comprehensive loss. The reimbursement from BMS for our ex-U.S. quality and other manufacturing costs is recorded as service revenue in our consolidated statements of operations and comprehensive loss.
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
As of March 31, 2023, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.3 million as of March 31, 2023, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Other Income, Net
Other income, net consists primarily of rental income along with income recognized under our transition service agreements with bluebird bio and gains and losses on disposal of assets. For the 2022 comparative periods, other income, net included these items as well as our 50% share of the Resilience net operating losses.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2023, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2022 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.

Comparison of the Three Months Ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
Service revenue	$10,826	$4,055	$6,771
Collaborative arrangement revenue	29,372	3,487	25,885
Royalty and other revenue	1,423	887	536
Total revenues	41,621	8,429	33,192
Operating expenses:
Research and development	68,246	65,879	2,367
Cost of manufacturing for commercial collaboration	3,654	3,366	288
Selling, general and administrative	20,720	23,861	(3,141)
Share of collaboration loss	—	5,352	(5,352)
Cost of royalty and other revenue	641	511	130
Change in fair value of contingent consideration	73	48	25
Total operating expenses	93,334	99,017	(5,683)
Loss from operations	(51,713)	(90,588)	38,875
Interest income, net	2,049	115	1,934
Other income, net	2,643	4,762	(2,119)
Loss before income taxes	(47,021)	(85,711)	38,690
Income tax (expense) benefit	—	—	—
Net loss	$(47,021)	$(85,711)	$38,690
Revenue. Total revenue was $41.6 million for the three months ended March 31, 2023, compared to $8.4 million for the three months ended March 31, 2022. The increase of $33.2 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma net sales and lower cost of goods sold. This resulted in higher profit owed to 2seventy as part of our 50% share of U.S. profit/loss with BMS. The increase was also driven by an increase in service revenue attributable to an increase of ide-cel ex-U.S. service revenue of approximately $3.3 million along with the recognition of revenue on the upfront payment received from the JW agreement of $3.0 million in the first quarter of 2023.

Research and Development Expenses. Research and development expenses were $68.2 million for the three months ended March 31, 2023, compared to $65.9 million for the three months ended March 31, 2022. The overall increase of $2.4 million was primarily attributable to the following:
•$10.1 million of increased material production costs, primarily due to increased manufacturing activities of suspension lentiviral vector for ide-cel development; and
•$3.1 million of increased license and milestone fees associated with a milestone paid to Medigene for the continued development of our MAGE-A4 TCR program in solid tumors, which is being developed as part of our collaboration with Regeneron.
These increases were partially offset by:
•$6.4 million of decreased collaboration research funding costs incurred under our partnerships with Gritstone Oncology, Inc. and Seattle Children’s Therapeutics, as well as a decrease in net research and development expenses recognized under our collaboration with BMS;
•$1.5 million of decreased IT and other facility-related costs;
•$1.3 million of decreased employee compensation expenses, primarily due to a decrease in stock-based compensation expense driven by an overall decrease in the value of stock-based compensation awards; and
•$0.9 million of decreased amortization expense associated with the intangible asset acquired in our purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $3.7 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022. The increase of $0.3 million was primarily due to a slight increase in quality testing performed by us on Abecma inventory during the first quarter of 2023 compared to the first quarter of 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses incurred to support quality testing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.7 million for the three months ended March 31, 2023, compared to $23.9 million for the three months ended March 31, 2022. The decrease of $3.1 million was primarily due to decreased consulting and professional service fees associated with our spin-off from bluebird bio as well as decreased employee compensation costs.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.6 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022, and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the three months ended March 31, 2023, other income, net primarily consisted of rental income along with income recognized under our transition service agreements with bluebird bio. For the three months ended March 31, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio.

Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents, and marketable securities of approximately $341.4 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. We intend to pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three months ended March 31, 2023, we incurred a loss of $47.0 million and used $49.1 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(49,088)	$(73,482)
Net cash provided by investing activities	44,798	44,749
Net cash provided by financing activities	127,084	170,099
Increase in cash, cash equivalents and restricted cash and cash equivalents	$122,794	$141,366
Cash Flows from Operating Activities. Net cash used in operating activities was $49.1 million for the three months ended March 31, 2023 and primarily consisted of a net loss of $47.0 million adjusted for non-cash items, including stock-based compensation of $9.7 million, depreciation and amortization of $2.3 million, and the change in fair value of contingent consideration of $0.1 million, as well as the change in our net working capital.
Net cash used in operating activities was $73.5 million for the three months ended March 31, 2022 and primarily consisted of net loss of $85.7 million adjusted for non-cash items, including stock-based compensation of $9.7 million and depreciation and amortization of $3.5 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2023 was $44.8 million and was due to proceeds from maturities of marketable securities of $87.0 million and proceeds from maturities of restricted investments of $2.5 million, offset by the purchases of marketable securities of $36.1 million, purchases of restricted investments of $2.5 million, and the purchase of property, plant and equipment of $6.1 million.

Net cash provided by investing activities for the three months ended March 31, 2022 was $44.7 million and was due to proceeds from maturities of marketable securities of $70.8 million, offset by the purchase of marketable securities of $22.5 million and the purchase of property, plant and equipment of $3.6 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2023 was $127.1 million and was primarily due to net proceeds received of $117.1 million from the issuance of common stock in a public offering in March 2023 along with net proceeds of $9.9 million from the issuance of common stock to Regeneron from the January 2023 Share Purchase Agreement.
Net cash provided by financing activities for the three months ended March 31, 2022 was $170.1 million and was primarily due to gross proceeds received of $170.0 million from the issuance of common stock in a private placement in March 2022, as issuance costs had not yet been paid as of March 31, 2022.

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
•development of our pipeline of early and late-stage research programs;
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

Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 8, Commitments and contingencies, in the notes to condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in the Company’s 2022 annual report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2023 we had cash, cash equivalents and marketable securities of $341.4 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2023, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $0.7 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 16, 202).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
10.1*†	License Agreement by and between bluebird bio, Inc. and Institut Pasteur, dated September 8, 2011, as amended.
10.2#
Severance Agreement between Globalization Partners Switzerland SA and Nicola Heffron, dated February 17, 2023 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on March 16, 2023).

10.3#	Consulting Agreement between 2seventy bio, Inc. and Nicola Heffron, dated February 21, 2023 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on March 16, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

2seventy bio, Inc.

Date: May 10, 2023	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 10, 2023	By:	/s/ Chip Baird
Chip Baird
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)