Form 10-Q
period 2023-06-30
2seventy bio, Inc.
filed 2023-08-14
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had outstanding 50,464,578 shares of common stock as of August 8, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$95,991	$71,032
Marketable securities	186,846	195,238
Prepaid expenses	6,729	13,652
Receivables and other current assets	44,099	20,960
Total current assets	333,665	300,882
Property, plant and equipment, net	61,023	55,735
Marketable securities	23,709	1,414
Intangible assets, net	6,948	7,302
Goodwill	12,056	12,056
Operating lease right-of-use assets	230,712	240,885
Restricted investments and other non-current assets	37,600	38,391
Total assets	$705,713	$656,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,274	$7,208
Accrued expenses and other current liabilities	36,107	54,678
Operating lease liability, current portion	11,872	11,164
Deferred revenue, current portion	12,642	3,000
Collaboration research advancement	—	3,744
Total current liabilities	66,895	79,794
Deferred revenue, net of current portion	17,213	5,000
Operating lease liability, net of current portion	251,706	259,008
Other non-current liabilities	2,404	2,397
Total liabilities	338,218	346,199
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 50,238 and 37,928 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	751,677	606,986
Accumulated other comprehensive loss	(1,430)	(2,877)
Accumulated deficit	(382,757)	(293,647)
Total stockholders’ equity	367,495	310,466
Total liabilities and stockholders’ equity	$705,713	$656,665
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$5,022	$5,666	$15,848	$9,721
Collaborative arrangement revenue	29,034	7,035	58,406	10,522
Royalty and other revenue	1,992	781	3,415	1,668
Total revenues	36,048	13,482	77,669	21,911
Operating expenses:
Research and development	59,980	64,557	128,226	130,436
Cost of manufacturing for commercial collaboration	3,610	3,882	7,264	7,248
Selling, general and administrative	19,489	17,278	40,209	41,139
Share of collaboration loss	—	4,290	—	9,642
Cost of royalty and other revenue	907	364	1,548	875
Change in fair value of contingent consideration	53	83	126	131
Total operating expenses	84,039	90,454	177,373	189,471
Loss from operations	(47,991)	(76,972)	(99,704)	(167,560)
Interest income, net	3,090	213	5,139	328
Other income (expense), net	2,812	(661)	5,455	4,101
Loss before income taxes	(42,089)	(77,420)	(89,110)	(163,131)
Income tax (expense) benefit	—	—	—	—
Net loss	$(42,089)	$(77,420)	$(89,110)	$(163,131)
Net loss per share - basic and diluted	$(0.83)	$(2.02)	$(1.89)	$(5.00)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	50,966	38,381	47,238	32,598
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the three and six months ended June 30, 2023 and 2022, respectively.	$520	$(578)	$1,447	$(2,670)
Total other comprehensive income (loss)	$520	$(578)	$1,447	$(2,670)
Comprehensive loss	$(41,569)	$(77,998)	$(87,663)	$(165,801)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2022	37,928	$4	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	237	—	—	—	—	—
Exercise of stock options	1	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	116,968	—	—	116,969
Issuance of common stock to Regeneron	1,115	—	9,859	—	—	9,859
Stock-based compensation	—	—	9,666	—	—	9,666
Purchases of shares under ESPP	39	—	451	—	—	451
Other comprehensive income	—	—	—	927	—	927
Net loss	—	—	—	—	(47,021)	(47,021)
Balances at March 31, 2023	50,190	$5	$743,937	$(1,950)	$(340,668)	$401,324
Vesting of restricted stock units	48	—	—	—	—	—
Stock-based compensation	—	—	7,740	—	—	7,740
Other comprehensive income	—	—	—	520	—	520
Net loss	—	—	—	—	(42,089)	(42,089)
Balances at June 30, 2023	50,238	$5	$751,677	$(1,430)	$(382,757)	$367,495
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (continued)
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	165,655	—	—	165,657
Stock-based compensation	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$575,421	$(2,804)	$(125,205)	$447,416
Vesting of restricted stock units	18	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Additional issuance costs related to issuance of common stock in private placement	—	—	(124)	—	—	(124)
Stock-based compensation	—	—	9,689	—	—	9,689
Other comprehensive loss	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	(77,420)	(77,420)
Balances at June 30, 2022	37,634	$4	$584,987	$(3,382)	$(202,625)	$378,984
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,110)	$(163,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	126	131
Depreciation and amortization	4,493	6,831
Stock-based compensation expense	17,406	19,428
Other non-cash items	(2,581)	1,307
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,847)	427
Operating lease right-of-use assets	10,172	10,594
Accounts payable	(496)	1,113
Accrued expenses and other liabilities	(18,431)	9,461
Operating lease liabilities	(6,594)	(5,573)
Deferred revenue	21,855	10,000
Collaboration research advancement	(3,744)	(10,522)
Net cash used in operating activities	(81,751)	(119,934)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,050)	(6,258)
Purchases of marketable securities	(155,524)	(22,450)
Proceeds from maturities of marketable securities	145,476	123,227
Purchases of restricted investments	(4,485)	(971)
Proceeds from maturities of restricted investments	4,500	1,000
Net cash used in investing activities	(20,083)	94,548
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	117,004	—
Proceeds from issuance of common stock to Regeneron, net of issuance costs	9,859	—
Proceeds from the issuance of common stock in private placement	—	165,554
Proceeds from exercise of stock options and ESPP contributions	349	268
Net cash provided by financing activities	127,212	165,822
Increase in cash, cash equivalents and restricted cash and cash equivalents	25,378	140,436
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	72,290	130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$97,668	$270,884
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$95,991	$269,868
Restricted cash and cash equivalents included in restricted investments and other non-current assets	1,677	1,016
Total cash, cash equivalents, and restricted cash and cash equivalents	$97,668	$270,884
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,302	$6,594
Private placement issuance costs included in accounts payable and accrued expenses	$—	$22
Financing issuance costs included in accounts payable or accrued expenses	$35	$—
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
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the six months ended June 30, 2023, the Company incurred a net loss of $89.1 million and used $81.8 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years. The Company's continued operations are dependent on its ability to raise additional funding and generate operating cash flows from the commercialization of its product candidates, if approved.

As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $306.5 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. If the Company determines additional cash is needed to support operations, the Company may pursue a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
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
Correction of immaterial error
During the first quarter of 2023, the Company identified two immaterial errors in its previously issued 2022 quarterly reports on Form 10-Q and 2022 and 2021 annual reports on Form 10-K related to: 1) restricted investments previously presented as restricted cash on its consolidated balance sheets and consolidated statements of cash flows; and 2) cash outflows related to the purchase of property, plant and equipment previously presented within operating cash outflows instead of investing cash outflows in its 2022 annual consolidated statements of cash flows.
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

	For the six months ended June 30, 2022
in thousands	As previously reported	Adjustment	As revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(364)	$791	$427
Net cash used in operating activities	$(120,725)	$791	$(119,934)
Cash flows from investing activities:
Purchases of restricted investments	$—	$(971)	$(971)
Maturities of restricted investments	$—	$1,000	$1,000
Net cash provided by investing activities	$94,519	$29	$94,548
Increase in cash, cash equivalents and restricted cash and cash equivalents	$139,616	$820	$140,436
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	$163,266	$(32,818)	$130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$302,882	$(31,998)	$270,884
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents
Restricted cash and cash equivalents included in restricted investments and other non-current assets	$33,014	$(31,998)	$1,016
Total cash, cash equivalents and restricted cash and cash equivalents	$302,882	$(31,998)	$270,884
The Company will correct its prior period presentation for this error in the 2023 quarterly financial statements on Form 10-Q and 2023 annual report on Form 10-K.
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

3.    Marketable securities
The following table summarizes the marketable securities held at June 30, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
June 30, 2023
U.S. government agency securities and treasuries	$167,370	$18	$(611)	$166,777
Corporate bonds	500	—	(3)	497
Commercial paper	43,340	—	(59)	43,281
Total	$211,210	$18	$(673)	$210,555
December 31, 2022
U.S. government agency securities and treasuries	$120,739	$3	$(1,963)	$118,779
Corporate bonds	2,524	—	(26)	2,498
Commercial paper	75,491	3	(119)	75,375
Total	$198,754	$6	$(2,108)	$196,652
No available-for-sale debt securities held as of June 30, 2023 or December 31, 2022 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2023
U.S. government agency securities and treasuries	$75,411	$(226)	$41,110	$(385)	$116,521	$(611)
Corporate bonds	—	—	497	(3)	497	(3)
Commercial paper	39,846	(59)	—	—	39,846	(59)
Total	$115,257	$(285)	$41,607	$(388)	$156,864	$(673)
December 31, 2022
U.S. government agency securities and treasuries	$28,749	$(159)	$86,176	$(1,804)	$114,925	$(1,963)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Commercial paper	62,636	(119)	—	—	62,636	(119)
Total	$91,385	$(278)	$88,674	$(1,830)	$180,059	$(2,108)

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
The following table summarizes restricted investments held at June 30, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
June 30, 2023
U.S. government agency securities and treasuries	$32,708	$—	$(783)	$31,925
Total	$32,708	$—	$(783)	$31,925
December 31, 2022
U.S. government agency securities and treasuries	$32,880	$—	$(1,112)	$31,768
Total	$32,880	$—	$(1,112)	$31,768

The following table summarizes restricted investments in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2023
U.S. government agency securities and treasuries	$5,457	$(25)	$26,468	$(758)	$31,925	$(783)
Total	$5,457	$(25)	$26,468	$(758)	$31,925	$(783)
December 31, 2022
U.S. government agency securities and treasuries	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)
Total	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $0.5 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2023 or 2022.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three and six months ended June 30, 2023 and 2022.
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2023. As such, an allowance for credit losses was not recognized. As of June 30, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Assets:
Cash and cash equivalents	$95,991	$66,797	$29,194	$—
Marketable securities:
U.S. government agency securities and treasuries	166,777	—	166,777	—
Corporate bonds	497	—	497	—
Commercial paper	43,281	—	43,281	—
Restricted cash and cash equivalents	1,677	1,677	—	—
Restricted investments	31,925	—	31,925	—
Total assets	$340,148	$68,474	$271,674	$—
Liabilities:
Contingent consideration	$2,306	$—	$—	$2,306
Total liabilities	$2,306	$—	$—	$2,306
December 31, 2022
Assets:
Cash and cash equivalents	$71,032	$71,032	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	118,779	—	118,779	—
Corporate bonds	2,498	—	2,498	—
Commercial paper	75,375	—	75,375	—
Restricted cash and cash equivalents	1,257	1,257	—	—
Restricted investments	31,768	—	31,768	—
Total assets	$300,709	$72,289	$228,420	$—
Liabilities:
Contingent consideration	$2,180	$—	$—	$2,180
Total liabilities	$2,180	$—	$—	$2,180
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”) in 2014, the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in other non-current liabilities on the condensed consolidated balance sheets.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the six months ended June 30, 2023
Beginning balance	$2,180
Additions	—
Changes in fair value	126
Payments	—
Ending balance	$2,306
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Computer equipment and software	$5,986	$5,670
Office equipment	6,159	6,159
Laboratory equipment	37,483	36,216
Leasehold improvements	27,862	27,416
Construction-in-progress	35,510	28,112
Total property, plant and equipment	113,000	103,573
Less accumulated depreciation and amortization	(51,977)	(47,838)
Property, plant and equipment, net	$61,023	$55,735
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. Construction-in-progress as of June 30, 2023 includes $34.5 million related to the ongoing build-out of the facility. As of December 31, 2022, construction-in-progress included $27.0 million related to the build-out of the facility. The build out of the facility was substantially completed in February 2023 and is anticipated to be operational in the second half 2023.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Royalties	$13,753	$13,094
Employee compensation	10,308	14,845
Manufacturing costs	4,748	17,962
Property, plant, and equipment	1,407	1,498
Clinical and contract research organization costs	1,555	1,619
Professional fees	336	239
Collaboration research costs	568	2,005
Other	3,432	3,416
Total accrued expenses and other current liabilities	$36,107	$54,678
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

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. As of June 30, 2023, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for further information.
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
Based on the Company's development plans as of June 30, 2023, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
In July 2021, bluebird bio and National Resilience, Inc. (“Resilience”) announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired bluebird bio's North Carolina manufacturing facility and retained all staff employed at the site. Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “Resilience License Agreement”), among others (together referred to as the “Ancillary Agreements”). One of the manufacturing agreements supports ongoing manufacturing for lentiviral vector for development candidates (the “Development Manufacturing Supply Agreement”). The other manufacturing agreement for the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, Abecma (the “Commercial Supply Agreement”) was assigned by the Company to BMS on June 23, 2023. Certain rights and obligations under the Ancillary Agreements were assigned by bluebird bio to 2seventy bio on November 4, 2021 upon the separation of 2seventy bio from bluebird bio. The assignments under the asset purchase agreement and the Development Manufacturing Supply Agreement committed the Company to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. During the second quarter of 2023, the Company paid a total of $14.2 million to Resilience for its share of net operating losses. The disposition of the net assets of the manufacturing facility previously assigned to 2seventy bio was reflected as a transfer to bluebird bio via net parent investment as a result of bluebird bio’s sale of such facility in the Company’s 2021 annual report on Form 10-K. As a result of the separation, the Company’s net parent investment balance was reclassified to additional paid-in capital. 2seventy bio is not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As noted above, the Company assigned its Commercial Supply Agreement with Resilience to BMS in June 2023. As a result of the assignment, the Company’s future minimum commitments related to the Commercial Supply Agreement have materially decreased from amounts disclosed as of December 31, 2022 in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K. The following table summarizes the Company’s non-cancelable contractual obligations as of June 30, 2023 (in thousands):

Years ended December 31,	Purchase commitment
2023	$4,330
2024	2,240
2025	—
2026 and thereafter	—
Total purchase commitments	$6,570

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
In November 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), relating to shares of the Company’s common stock through an “at the market” equity offering program under which Cowen will act as the Company’s sales agent (the “ATM Facility”). Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $150.0 million, from time to time. As of June 30, 2023, the Company had not made any sales under the ATM Facility.
In January 2023, the Company entered into a Share Purchase Agreement with Regeneron, pursuant to which it sold 1,114,827 shares of its common stock to Regeneron, subject to certain restrictions, for an aggregate cash price of approximately $20.0 million. The purchase price represents $9.9 million worth of common stock plus a $10.1 million premium, which represents collaboration deferred revenue. Details regarding the recognition of this deferred revenue as revenue are included below in Note 10, Collaborative arrangements and strategic partnerships.
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
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K. During the second quarter of 2023, the Company entered into an amendment to the collaboration agreement with BMS to assign future manufacturing of lentiviral vector to BMS, as further described in Note 8, Other funding commitments.
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
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (the “Amended Ide-Cel CCPS”) are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities. The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated statement of operations and comprehensive loss.
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three and six months ended June 30, 2023 and 2022 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	June 30, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$44,853
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	2,651
Collaborative arrangement revenue (1)	$22,961	$24,543	$47,504

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	June 30, 2022
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(6,709)	$(5,931)	$(12,640)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,357	1,641	2,998
Collaborative arrangement revenue (1)	$—	$—	$—
Share of collaboration loss (1)	$(5,352)	$(4,290)	$(9,642)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	June 30, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(16,656)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	6,133
Net R&D expense (1)	$(4,871)	$(5,652)	$(10,523)

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2022	June 30, 2022	June 30, 2022
2seventy's obligation for its share of BMS research and development expenses	$(8,118)	$(7,418)	$(15,536)
Reimbursement from BMS for 2seventy research and development expenses	1,225	1,955	3,180
Net R&D expense (1)	$(6,893)	$(5,463)	$(12,356)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and six months ended June 30, 2023 and 2022 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$2,988	$3,525	$9,111	$6,315
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the six months ended June 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at June 30, 2023
Receivables	$4,537	$46,091	$(28,750)	$21,878
Contract liabilities:
Deferred revenue	$—	$—	$—	$—
The increase in the receivables balance for the six months ended June 30, 2023 is driven by amounts owed less amounts paid to the Company by BMS in the period under the settlement terms of the collaboration agreement.
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
In accordance with the Regeneron Collaboration Agreement, the parties jointly selected six initial targets and intend to equally share the costs of research up to the point of submitting an Investigational New Drug (“IND”) application for a potential gene therapy product directed to a particular target. Additional targets may be selected to add to or replace any of the initial targets during the five-year research collaboration term as agreed to by the parties.

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
Additionally, Regeneron will make one-time milestone payments for each of the first Clinical Candidate directed to MUC-16 and the first Clinical Candidate directed to a selected early stage research target to achieve the applicable milestones. Clinical Candidate milestone events and payments include:
•$2.0 million payment from Regeneron for Development Candidate Nomination;
•$3.0 million payment from Regeneron for IND Acceptance; and
•$5.0 million payment from Regeneron for the Earlier of (i) last patient dosed with a Monotherapy Regimen and (ii) dosing of the 10th patient in a Clinical Trial included in an Approved Research/ Development Plan.
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
The $45.5 million attributed to the joint research activities includes the $37.0 million creditable against amounts owed to the Company by Regeneron. The collaboration research advancement will be reduced over time for amounts due to the Company by Regeneron as a result of the parties agreeing to share in the costs of collaboration research equally. The remainder of $8.5 million will be attributed to the joint research activities and recognized over the five-year research collaboration term. As of December 31, 2022, $1.1 million of the premium remained to be recognized.
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2022, the Company had $3.7 million of collaboration research advancement credit attributed to the joint research activities still to be recognized. The research credit was fully utilized in the first quarter of 2023.
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
The Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amendment. The Company concluded the four targets outlined in the joint research activities within the Amendment are now four distinct performance obligations. Based on this, the Company treated the modification as a termination of the existing contract and a creation of a new contract. The remaining premium of $1.1 million that had not been recognized as of December 31, 2022 was allocated with the $10.1 million premium attributed to joint research activities from the Amendment, for a total of $11.2 million. This amount is recognized through the filing of IND for each individual target, allocated among the four distinct performance obligations based on the stand-alone selling price of each target performance obligation. Future milestones continue to be fully constrained until such time as the achievement of such milestones are considered probable.
The Company concluded that it continues to satisfy its obligations over-time as Regeneron receives the benefit of the research activities as the activities are performed. The Company determined the most appropriate method to track progress towards completion of the four performance obligations is an input method that is based on costs incurred. There are significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the collaboration with Regeneron. These estimates and assumptions include a number of objective and subjective factors, including the likelihood that a target will be successfully developed through its IND filing and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up.
As discussed, the four targets represent four distinct performance obligations and as such, the Company has allocated the total transaction price of $11.2 million among the four performance obligations based on the stand-alone selling price of each target.
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price that is unsatisfied or partially unsatisfied as of June 30, 2023, which the Company expects to recognized as revenue as the targets progress through each of the target’s respective IND filing (in thousands):

Performance Obligation	Allocation of Transaction Price	Unsatisfied Portion of Transaction Price
MUC-16 Mono/Combo & Next Gen Therapies	$1,905	$1,010
MAGE-A4	178	15
Early Research Target (1)	8,701	8,380
Early Research Target (2)	475	450
Total	$11,259	$9,855

As of June 30, 2023, approximately $9.8 million remains in collaboration deferred revenue, of which $3.6 million is included in deferred revenue, current portion and $6.2 million is included in deferred revenue, net of current portion on the condensed consolidated balance sheets.
The Company recognized $4.5 million and $10.9 million of collaborative arrangement revenue for the three and six months ended June 30, 2023, respectively. The Company recognized $7.0 million and $10.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, amounts due from Regeneron total $6.9 million.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. In the second quarter of 2023, the Company completed its first transfer of vector to supply to JW of approximately $0.1 million.
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
Novo also agreed to reimburse the Company for research costs incurred in connection with the research program up to a mutually agreed upon amount. If Novo exercises its option to obtain a license to commercialize the product developed during the initial research program, the Company is also eligible to receive a mid-single digit percentage of royalties on product sales on a country-by-country and product-by-product basis, subject to certain royalty step-down provisions set forth in the agreement.
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
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo Nordisk. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company is responsible in making a $9.0 million payment. This amount is allocated to the research and development performance obligation. As such, the Company has recorded this as a contract liability as of June 30, 2023, which is included in deferred revenue, current portion on the condensed consolidated balance sheet. The remaining $6.0 million, of the $15.0 million proof of concept milestone, will be allocated to the material right alongside the $5.0 million upfront payment. The total $11.0 million is included in deferred revenue, net of current portion, as of June 30, 2023, and will be recognized when Novo exercises its option to obtain a license to commercialize the product developed.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three and six months ended June 30, 2023, the Company recognized $1.9 million and $3.6 million of service revenue under this agreement, respectively. For the three and six months ended June 30, 2022, the Company recognized $2.1 million and $3.4 million of service revenue under this agreement, respectively.

11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $2.0 million and $3.4 million of royalty and other revenue for the three and six months ended June 30, 2023, respectively. The Company recognized $0.8 million and $1.7 million of royalty and other revenue in the three and six months ended June 30, 2022, respectively.
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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options	$2,717	$4,654	$6,582	$9,058
Restricted stock units	4,924	4,972	10,651	10,286
Employee Stock Purchase Plan	99	63	173	84
	$7,740	$9,689	$17,406	$19,428

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Research and development	$3,372	$4,731	$6,990	$8,949
Selling, general and administrative	4,368	4,958	10,416	10,479
	$7,740	$9,689	$17,406	$19,428
Employee Stock Purchase Plan
During the six months ended June 30, 2023, less than 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).

13.    Related-party transactions
Relationship with bluebird bio
In connection with the separation from bluebird bio, Inc, the Company entered into certain agreements pursuant to which the separation of its business from bluebird bio was effected and that govern its relationship with bluebird bio going forward. The separation agreement, tax matters agreement, employee matters agreement, intellectual property license agreement (“License Agreement”) and two transition services agreements are described in Note 14, Related-party transactions, to the consolidated financial statements included in the Company’s 2022 annual report on Form 10-K. Aside from a Partial Assignment and Assumption Agreement entered in February 2023, as described below, there have been no material changes to the existing agreements from those previously disclosed. Prior to the separation, all of Company’s outstanding shares of common stock were owned by bluebird bio and therefore the transactions under those agreements were considered and disclosed as related party transactions. Following the completion of the separation and distribution, the Company and bluebird bio have operated separately, each as an independent public company and bluebird bio no longer owns any shares of the Company’s common stock. Therefore, transactions under those agreements are no longer accounted for as related party transactions.
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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2023	2022
Outstanding stock options (1)	3,627	2,716
Restricted stock units (1)	2,626	1,608
ESPP shares	—	35
	6,253	4,359
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
We have never been profitable and have incurred net losses since inception. Our net loss was $42.1 million and $89.1 million for the three and six months ended June 30, 2023, respectively. We expect to continue to incur operating losses for at least the next several years as we:
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
In February 2023, we substantially completed the construction of our drug product manufacturing facility at our existing headquarters in Cambridge, Massachusetts for our future Phase 1 clinical trials. We anticipate the facility to be operational in the second half of 2023. In the meantime, all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we continue to develop and seek to obtain regulatory approval for our product candidates, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.

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
For the three and six months ended June 30, 2023 and 2022, service revenue consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
ide-cel ex-U.S. service revenue from BMS	$2,988	$3,525	$9,111	$6,315
Service revenue from December 2021 agreement with Novo Nordisk	1,917	2,141	3,620	3,406
Other	117	—	3,117	—
Total service revenue	$5,022	$5,666	$15,848	$9,721
For the three and six months ended June 30, 2023 and 2022, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended June 30		For the six months ended June 30,
	2023	2022	2023	2022
U.S. Abecma collaboration with BMS	$24,543	$—	$47,504	$—
Collaboration with Regeneron	4,491	7,035	10,902	10,522
Total collaborative arrangement revenue	$29,034	$7,035	$58,406	$10,522
To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands).

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2023	June 30, 2023	June 30, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$44,853
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	2,651
Collaborative arrangement revenue (1)	$22,961	$24,543	$47,504
Share of collaboration loss (1)	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(4,972)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(329)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$22,001	$42,203

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2022	June 30, 2022	June 30, 2022
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(6,709)	$(5,931)	$(12,640)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,357	1,641	2,998
Collaborative arrangement revenue (1)	$—	$—	$—
Share of collaboration loss (1)	$(5,352)	$(4,290)	$(9,642)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,086)	(2,696)	(4,782)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(628)	(587)	(1,215)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$(8,066)	$(7,573)	$(15,639)

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
ide-cel(1)	$9,068	$11,155	$26,662	$21,637
bb21217	371	838	1,259	2,838
bbT369	8,877	6,314	18,848	12,773
SC-DARIC33	871	849	2,165	3,011
Preclinical programs	13,155	20,346	27,717	33,779
Total direct research and development expenses	32,342	39,502	76,651	74,038
General research and platform personnel costs	7,438	4,496	12,944	12,140
Unallocated laboratory and manufacturing expenses	4,082	4,387	6,572	10,458
Facility and other support costs	16,118	16,172	32,059	33,800
Total other research and development expenses	27,638	25,055	51,575	56,398
Total research and development expenses	$59,980	$64,557	$128,226	$130,436
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
As of June 30, 2023, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.3 million as of June 30, 2023, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Other Income, Net
Other income, net consists primarily of rental income along with income recognized under our transition service agreements with bluebird bio and gains and losses on disposal of assets. For the 2022 comparative periods, other income, net included these items, offset by our 50% share of the Resilience net operating losses.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and six months ended June 30, 2023, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2022 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.

Comparison of the Three Months Ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Service revenue	$5,022	$5,666	$(644)
Collaborative arrangement revenue	29,034	7,035	21,999
Royalty and other revenue	1,992	781	1,211
Total revenues	36,048	13,482	22,566
Operating expenses:
Research and development	59,980	64,557	(4,577)
Cost of manufacturing for commercial collaboration	3,610	3,882	(272)
Selling, general and administrative	19,489	17,278	2,211
Share of collaboration loss	—	4,290	(4,290)
Cost of royalty and other revenue	907	364	543
Change in fair value of contingent consideration	53	83	(30)
Total operating expenses	84,039	90,454	(6,415)
Loss from operations	(47,991)	(76,972)	28,981
Interest income, net	3,090	213	2,877
Other income (expense), net	2,812	(661)	3,473
Loss before income taxes	(42,089)	(77,420)	35,331
Income tax (expense) benefit	—	—	—
Net loss	$(42,089)	$(77,420)	$35,331
Revenue. Total revenue was $36.0 million for the three months ended June 30, 2023, compared to $13.5 million for the three months ended June 30, 2022. The increase of $22.6 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma net sales and lower cost of goods sold. This resulted in higher profit owed to 2seventy as part of our 50% share of U.S. profit/loss with BMS. The increase was also driven by an increase in royalty and other revenue driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Research and Development Expenses. Research and development expenses were $60.0 million for the three months ended June 30, 2023, compared to $64.6 million for the three months ended June 30, 2022. The overall decrease of $4.6 million was primarily attributable to the following:
•$3.1 million of decreased material production costs, primarily due to decreased plasmid and vector manufacturing activities related to the Regeneron collaboration;
•$1.4 million of decreased research costs incurred under our partnerships with Gritstone Oncology, Inc. and Seattle Children’s Therapeutics; and
•$0.9 million of decreased amortization expense associated with the intangible asset acquired in the purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022.
These decreases were partially offset by a slight increase of $0.9 million in employee compensation expenses.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $3.6 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June

30, 2022. The decrease of $0.3 million was primarily due to a slight decrease in quality testing performed by us on Abecma inventory during the second quarter of 2023 compared to the second quarter of 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses to support quality testing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.5 million for the three months ended June 30, 2023, compared to $17.3 million for the three months ended June 30, 2022. The increase of $2.2 million was primarily due to increased consulting and professional service fees slightly offset by decreased employee compensation costs.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.9 million for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022, and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income (Expense), Net. For the three months ended June 30, 2023, other income, net primarily consisted of rental income, income recognized under our transition service agreements with bluebird bio, sublease income from bluebird bio and an offset to other expense related to our share of the Resilience net operating loss. Our share of Resilience net operating loss is described in Note 8, Commitment and Contingencies. For the three months ended June 30, 2022, other expense, net primarily consisted of our 50% share of the Resilience net operating loss for the second quarter of 2022 offset by income recognized under our transition services agreements with bluebird bio.

Comparison of the Six Months Ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Service revenue	$15,848	$9,721	$6,127
Collaborative arrangement revenue	58,406	10,522	47,884
Royalty and other revenue	3,415	1,668	1,747
Total revenues	77,669	21,911	55,758
Operating expenses:
Research and development	128,226	130,436	(2,210)
Cost of manufacturing for commercial collaboration	7,264	7,248	16
Selling, general and administrative	40,209	41,139	(930)
Share of collaboration loss	—	9,642	(9,642)
Cost of royalty and other revenue	1,548	875	673
Change in fair value of contingent consideration	126	131	(5)
Total operating expenses	177,373	189,471	(12,098)
Loss from operations	(99,704)	(167,560)	67,856
Interest income, net	5,139	328	4,811
Other income, net	5,455	4,101	1,354
Loss before income taxes	(89,110)	(163,131)	74,021
Income tax (expense) benefit	—	—	—
Net loss	$(89,110)	$(163,131)	$74,021

Revenue. Total revenue was $77.7 million for the six months ended June 30, 2023, compared to $21.9 million for the six months ended June 30, 2022. The increase of $55.8 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma net sales and lower cost of goods sold. This resulted in higher profit owed to 2seventy bio as part of our 50% share of U.S. profit/loss with BMS. The increase was also driven by an increase in service revenue in the first quarter of 2023, attributable to an increase of ide-cel ex-U.S. service revenue of approximately $3.3 million, along with the recognition of revenue on the upfront payment received from the JW agreement of $3.0 million. Finally, increased royalty and other revenue driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS contributed to the increase in the first half of 2023 compared to the first half of 2022.

Research and Development Expenses. Research and development expenses were $128.2 million for the six months ended June 30, 2023, compared to $130.4 million for the six months ended June 30, 2022. The overall decrease of $2.2 million was primarily attributable to the following:
•$7.8 million of decreased research costs incurred under our partnerships with Gritstone Oncology, Inc. and Seattle Children’s Therapeutics, as well as a decrease in net research and development expenses recognized under our collaboration with BMS;
•$1.9 million of decreased amortization expense associated with the intangible asset acquired in the purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022;
•$1.3 million of decreased IT and other facility-related costs; and
•$1.0 million of decreased consulting and professional service fees.
These decreases were partially offset by:
•$7.1 million of increased material production costs, primarily due to increased manufacturing activities of suspension lentiviral vector for ide-cel development in the first half of 2023; and
•$2.7 million of increased license and milestone fees associated with a milestone paid to Medigene in the first quarter of 2023 for the continued development of our MAGE-A4 TCR program in solid tumors, which is being developed as part of our collaboration with Regeneron.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $7.3 million for the six months ended June 30, 2023, compared to $7.2 million for the six months ended June 30, 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses incurred to support quality testing on Abecma inventory.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.2 million for the six months ended June 30, 2023, compared to $41.1 million for the six months ended June 30, 2022. The decrease of $0.9 million was primarily due to decreased consulting and professional service fees in the first quarter of 2023 compared to the first quarter of 2022, associated with our spin-off from bluebird bio, as well as decreased employee compensation costs.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $1.5 million for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022, and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Other Income, Net. For the six months ended June 30, 2023, other income, net primarily consisted of rental income, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio. For the six months ended June 30, 2022, other income, net consisted of income recognized under our transition services agreements with bluebird bio offset by our 50% share of the Resilience net operating loss for the second quarter of 2022.

Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents, and marketable securities of approximately $306.5 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. If we determine that additional cash is needed to support operations, we may pursue a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the six months ended June 30, 2023, we incurred a loss of $89.1 million and used $81.8 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the six months ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(81,751)	$(119,934)
Net cash (used in) provided by investing activities	(20,083)	94,548
Net cash provided by financing activities	127,212	165,822
Increase in cash, cash equivalents and restricted cash and cash equivalents	$25,378	$140,436
Cash Flows from Operating Activities. Net cash used in operating activities was $81.8 million for the six months ended June 30, 2023 and primarily consisted of a net loss of $89.1 million adjusted for non-cash items, including stock-based compensation of $17.4 million, depreciation and amortization of $4.5 million, and the change in fair value of contingent consideration of $0.1 million, as well as the change in our net working capital.
Net cash used in operating activities was $119.9 million for the six months ended June 30, 2022 and primarily consisted of net loss of $163.1 million adjusted for non-cash items, including stock-based compensation of $19.4 million and depreciation and amortization of $6.8 million, and the change in fair value of contingent consideration of $0.1 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2023 was $20.1 million and was due to purchase of marketable securities of $155.5 million, purchase of restricted investments of $4.5 million, and the purchase of property, plant and equipment of $10.1 million, offset by proceeds from maturities of marketable securities of $145.5 million and proceeds from maturities of restricted investments of $4.5 million.
Net cash provided by investing activities for the six months ended June 30, 2022 was $94.5 million and was due to proceeds from maturities of marketable securities of $123.2 million and proceeds from the maturities of restricted investments of $1.0 million, offset by the purchase of marketable securities of $22.5 million, the purchase of restricted investments of $1.0 million, and the purchase of property, plant and equipment of $6.3 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2023 was $127.2 million and was primarily due to net proceeds received of $117.0 million from the issuance of common stock in a public offering in March 2023 along with net proceeds of $9.9 million from the issuance of common stock to Regeneron from the January 2023 Share Purchase Agreement.
Net cash provided by financing activities for the six months ended June 30, 2022 was $165.8 million and was primarily due to gross proceeds received of $165.6 million from the issuance of common stock in a private placement in March 2022.

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

Contractual Obligations and Commitments
As discussed in Note 8, Commitments and contingencies, we assigned our Commercial Supply Agreement with Resilience to BMS in June 2023. This resulted in our future minimum commitments related to the Commercial Supply Agreement to materially decrease from amounts disclosed as of December 31, 2022 in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K. There have been no other material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in our 2022 annual report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2023 we had cash, cash equivalents and marketable securities of $306.5 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2023, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $1.1 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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
Undesirable side effects caused by Abecma, other CAR T product candidates targeting B cell maturation antigen, or BCMA, or our other engineered cell therapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictions on the labeling, distribution, or marketing of our approved products or a requirement to conduct potentially costly post-approval studies or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. For example, the prescribing information for Abecma includes a boxed warning for cytokine release syndrome, neurologic toxicities, and hemophagocytic lymphohistiocytosis/macrophage activation syndrome, and Abecma is only available in the U.S. through a REMS program. Additionally, FDA has imposed a post-marketing requirement for Abecma that requires completion of an observational study to assess the long-term safety of Abecma and the risk of secondary malignancies occurring after treatment by following patients for a 15-year period. Side effects and toxicities associated with Abecma, as well as the warnings, precautions, and requirements listed in the prescribing information, could affect the willingness of physicians to prescribe, and patients to use, Abecma and negatively affect market acceptance and commercial sales. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In addition, in June 2023, the Phase 1 trial of the PLAT-08 study of SC-DARIC33 in AML was placed on hold by Seattle Children’s Research Institute following a fatal (Grade 5) serious adverse event in a patient enrolled in the study and in August 2023 the FDA placed a clinical hold on the study. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from engineered cell therapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding engineered cell therapies to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of engineered cell therapies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 16, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
10.1*†	Second Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, between 2seventy bio, Inc., Celgene Corporation and Celgene Investment Company LLC, dated June 23, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

2seventy bio, Inc.

Date: August 14, 2023	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2023	By:	/s/ Chip Baird
Chip Baird
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)