Form 10-Q
period 2023-09-30
2seventy bio, Inc.
filed 2023-11-14
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had outstanding 50,624,606 shares of common stock as of November 8, 2023.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:
•our and Bristol Myers Squibb’s (“BMS”), plans for the continued commercialization of Abecma and the development and commercialization of earlier lines of therapy;
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
•our expectations regarding the cost savings and results of the restructuring and workforce reduction;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$90,226	$71,032
Marketable securities	160,393	195,238
Prepaid expenses	7,120	13,652
Receivables and other current assets	19,515	20,960
Total current assets	277,254	300,882
Property, plant and equipment, net	60,681	55,735
Marketable securities	33,659	1,414
Intangible assets, net	6,771	7,302
Goodwill	—	12,056
Operating lease right-of-use assets	224,553	240,885
Restricted investments and other non-current assets	37,888	38,391
Total assets	$640,806	$656,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,307	$7,208
Accrued expenses and other current liabilities	37,408	54,678
Operating lease liability, current portion	12,267	11,164
Deferred revenue, current portion	13,026	3,000
Collaboration research advancement	—	3,744
Total current liabilities	68,008	79,794
Deferred revenue, net of current portion	16,077	5,000
Operating lease liability, net of current portion	247,890	259,008
Other non-current liabilities	2,409	2,397
Total liabilities	334,384	346,199
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 50,616 and 37,928 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	761,728	606,986
Accumulated other comprehensive loss	(916)	(2,877)
Accumulated deficit	(454,395)	(293,647)
Total stockholders’ equity	306,422	310,466
Total liabilities and stockholders’ equity	$640,806	$656,665
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$4,948	$4,642	$20,796	$14,363
Collaborative arrangement revenue	5,859	7,903	64,265	18,425
Royalty and other revenue	1,227	863	4,642	2,531
Total revenues	12,034	13,408	89,703	35,319
Operating expenses:
Research and development	51,315	58,155	179,541	188,591
Cost of manufacturing for commercial collaboration	4,408	3,584	11,672	10,832
Selling, general and administrative	13,004	19,610	53,213	60,749
Share of collaboration loss	—	—	—	9,642
Restructuring expenses	8,614	—	8,614	—
Cost of royalty and other revenue	551	377	2,099	1,252
Change in fair value of contingent consideration	54	50	180	181
Goodwill impairment charge	12,056	—	12,056	—
Total operating expenses	90,002	81,776	267,375	271,247
Loss from operations	(77,968)	(68,368)	(177,672)	(235,928)
Interest income, net	3,626	1,113	8,765	1,441
Other income (expense), net	2,704	(624)	8,159	3,477
Loss before income taxes	(71,638)	(67,879)	(160,748)	(231,010)
Income tax (expense) benefit	—	—	—	—
Net loss	$(71,638)	$(67,879)	$(160,748)	$(231,010)
Net loss per share - basic and diluted	$(1.40)	$(1.76)	$(3.31)	$(6.67)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	51,179	38,573	48,566	34,612
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the three and nine months ended September 30, 2023 and 2022, respectively.	$514	$(504)	$1,961	$(3,174)
Total other comprehensive income (loss)	$514	$(504)	$1,961	$(3,174)
Comprehensive loss	$(71,124)	$(68,383)	$(158,787)	$(234,184)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2022	37,928	$4	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	237	—	—	—	—	—
Exercise of stock options	1	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	116,968	—	—	116,969
Issuance of common stock to Regeneron	1,115	—	9,859	—	—	9,859
Stock-based compensation	—	—	9,666	—	—	9,666
Purchases of shares under ESPP	39	—	451	—	—	451
Other comprehensive income	—	—	—	927	—	927
Net loss	—	—	—	—	(47,021)	(47,021)
Balances at March 31, 2023	50,190	$5	$743,937	$(1,950)	$(340,668)	$401,324
Vesting of restricted stock units	48	—	—	—	—	—
Stock-based compensation	—	—	7,740	—	—	7,740
Other comprehensive income	—	—	—	520	—	520
Net loss	—	—	—	—	(42,089)	(42,089)
Balances at June 30, 2023	50,238	$5	$751,677	$(1,430)	$(382,757)	$367,495
Vesting of restricted stock units	303	—	—	—	—	—
Stock-based compensation	—	—	9,800	—	—	9,800
Purchases of shares under ESPP	75	—	251	—	—	251
Other comprehensive income	—	—	—	514	—	514
Net loss	—	—	—	—	(71,638)	(71,638)
Balances at September 30, 2023	50,616	$5	$761,728	$(916)	$(454,395)	$306,422
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (continued)
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2021	23,585	$2	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	97	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	13,934	2	165,655	—	—	165,657
Stock-based compensation	—	—	9,739	—	—	9,739
Other comprehensive loss	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(85,711)	(85,711)
Balances at March 31, 2022	37,616	$4	$575,421	$(2,804)	$(125,205)	$447,416
Vesting of restricted stock units	18	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Additional issuance costs related to issuance of common stock in private placement	—	—	(124)	—	—	(124)
Stock-based compensation	—	—	9,689	—	—	9,689
Other comprehensive loss	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	(77,420)	(77,420)
Balances at June 30, 2022	37,634	$4	$584,987	$(3,382)	$(202,625)	$378,984
Vesting of restricted stock units	245	—	—	—	—	—
Stock-based compensation	—	—	12,207	—	—	12,207
Purchase of common stock under ESPP	33	—	372	—	—	372
Other comprehensive loss	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	(67,879)	(67,879)
Balances at September 30, 2022	37,912	$4	$597,566	$(3,886)	$(270,504)	$323,180
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(160,748)	$(231,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	180	181
Depreciation and amortization	7,255	9,208
Stock-based compensation expense	27,206	31,635
Goodwill impairment charge	12,056	—
Other non-cash items	(4,881)	1,074
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,611	753
Operating lease right-of-use assets	16,332	22,076
Accounts payable	(1,015)	422
Accrued expenses and other liabilities	(16,603)	(1,598)
Operating lease liabilities	(10,016)	(8,927)
Deferred revenue	21,104	10,000
Collaboration research advancement	(3,744)	(14,361)
Net cash used in operating activities	(103,263)	(180,547)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,794)	(19,676)
Purchases of marketable securities	(237,151)	(115,692)
Proceeds from maturities of marketable securities	245,899	147,597
Purchases of restricted investments	(6,983)	(1,976)
Proceeds from maturities of restricted investments	7,000	2,000
Net cash (used in) provided by investing activities	(4,029)	12,253
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	117,004	—
Proceeds from issuance of common stock to Regeneron, net of issuance costs	9,859	—
Proceeds from the issuance of common stock in private placement, net of issuance costs	—	165,531
Proceeds from exercise of stock options and ESPP contributions	274	466
Net cash provided by financing activities	127,137	165,997
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	19,845	(2,297)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	72,290	130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$92,135	$128,151
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$90,226	$127,021
Restricted cash and cash equivalents included in restricted investments and other non-current assets	1,909	1,130
Total cash, cash equivalents, and restricted cash and cash equivalents	$92,135	$128,151
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,605	$2,828
Financing issuance costs included in accounts payable or accrued expenses	$35	$—
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
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the nine months ended September 30, 2023, the Company incurred a net loss of $160.7 million and used $103.3 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future. The Company's continued operations are dependent on its ability to raise additional funding and generate operating cash flows from Abecma sales and the commercialization of its product candidates, if approved.

As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $284.3 million. The Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.
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
Correction of immaterial error
During the first quarter of 2023, the Company identified two immaterial errors in its previously issued 2022 quarterly reports on Form 10-Q, and 2022 and 2021 annual reports on Form 10-K related to: 1) restricted investments previously presented as restricted cash on its consolidated balance sheets and consolidated statements of cash flows; and 2) cash outflows related to the purchase of property, plant and equipment previously presented within operating cash outflows instead of investing cash outflows in its 2022 annual consolidated statements of cash flows.
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

	For the nine months ended September 30, 2022
in thousands	As previously reported	Adjustment	As revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(354)	$1,107	$753
Net cash used in operating activities	$(181,654)	$1,107	$(180,547)
Cash flows from investing activities:
Purchases of restricted investments	$—	$(1,976)	$(1,976)
Maturities of restricted investments	$—	$2,000	$2,000
Net cash provided by investing activities	$12,229	$24	$12,253
Decrease in cash, cash equivalents and restricted cash and cash equivalents	$(3,428)	$1,131	$(2,297)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	$163,266	$(32,818)	$130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$159,838	$(31,687)	$128,151
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents
Restricted cash and cash equivalents included in restricted investments and other non-current assets	$32,817	$(31,687)	$1,130
Total cash, cash equivalents and restricted cash and cash equivalents	$159,838	$(31,687)	$128,151
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

3.    Marketable securities
The following table summarizes the marketable securities held at September 30, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
September 30, 2023
U.S. government agency securities and treasuries	$121,834	$11	$(280)	$121,565
Commercial paper	72,544	2	(59)	72,487
Total	$194,378	$13	$(339)	$194,052
December 31, 2022
U.S. government agency securities and treasuries	$120,739	$3	$(1,963)	$118,779
Corporate bonds	2,524	—	(26)	2,498
Commercial paper	75,491	3	(119)	75,375
Total	$198,754	$6	$(2,108)	$196,652
No available-for-sale debt securities held as of September 30, 2023 or December 31, 2022 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2023
U.S. government agency securities and treasuries	$108,319	$(236)	$1,456	$(44)	$109,775	$(280)
Commercial paper	55,551	(59)	—	—	55,551	(59)
Total	$163,870	$(295)	$1,456	$(44)	$165,326	$(339)
December 31, 2022
U.S. government agency securities and treasuries	$28,749	$(159)	$86,176	$(1,804)	$114,925	$(1,963)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Commercial paper	62,636	(119)	—	—	62,636	(119)
Total	$91,385	$(278)	$88,674	$(1,830)	$180,059	$(2,108)

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
The following table summarizes restricted investments held at September 30, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
September 30, 2023
U.S. government agency securities and treasuries	$32,666	$—	$(594)	$32,072
Total	$32,666	$—	$(594)	$32,072
December 31, 2022
U.S. government agency securities and treasuries	$32,880	$—	$(1,112)	$31,768
Total	$32,880	$—	$(1,112)	$31,768

The following table summarizes restricted investments in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2023
U.S. government agency securities and treasuries	$6,460	$(28)	$25,113	$(566)	$31,573	$(594)
Total	$6,460	$(28)	$25,113	$(566)	$31,573	$(594)
December 31, 2022
U.S. government agency securities and treasuries	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)
Total	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $0.8 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2023 or 2022.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three and nine months ended September 30, 2023 and 2022.
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2023. As such, an allowance for credit losses was not recognized. As of September 30, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023
Assets:
Cash and cash equivalents	$90,226	$70,678	$19,548	$—
Marketable securities:
U.S. government agency securities and treasuries	121,565	—	121,565	—
Commercial paper	72,487	—	72,487	—
Restricted cash and cash equivalents	1,909	1,909	—	—
Restricted investments	32,072	—	32,072	—
Total assets	$318,259	$72,587	$245,672	$—
Liabilities:
Contingent consideration	$2,360	$—	$—	$2,360
Total liabilities	$2,360	$—	$—	$2,360
December 31, 2022
Assets:
Cash and cash equivalents	$71,032	$71,032	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	118,779	—	118,779	—
Corporate bonds	2,498	—	2,498	—
Commercial paper	75,375	—	75,375	—
Restricted cash and cash equivalents	1,257	1,257	—	—
Restricted investments	31,768	—	31,768	—
Total assets	$300,709	$72,289	$228,420	$—
Liabilities:
Contingent consideration	$2,180	$—	$—	$2,180
Total liabilities	$2,180	$—	$—	$2,180
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
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the nine months ended September 30, 2023
Beginning balance	$2,180
Additions	—
Changes in fair value	180
Payments	—
Ending balance	$2,360
Please refer to Note 8, Commitments and contingencies, for further information.

5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Computer equipment and software	$6,054	$5,670
Office equipment	6,726	6,159
Laboratory equipment	43,083	36,216
Leasehold improvements	58,595	27,416
Construction-in-progress	281	28,112
Total property, plant and equipment	114,739	103,573
Less accumulated depreciation and amortization	(54,058)	(47,838)
Property, plant and equipment, net	$60,681	$55,735
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility will enable rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. The build-out of the facility was substantially completed in February 2023 and the facility is fully operational as of August 2023. Construction-in-progress totaling $36.4 million related to the build-out of the facility was placed into service. As of December 31, 2022, construction-in-progress included $27.0 million related to the build-out of the facility.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Employee compensation, including severances for restructuring	$15,210	$14,845
Royalties	8,626	13,094
Manufacturing costs	5,067	17,962
Collaboration research costs	2,880	2,005
Clinical and contract research organization costs	1,584	1,619
Property, plant, and equipment	1,157	1,498
Professional fees	320	239
Other	2,564	3,416
Total accrued expenses and other current liabilities	$37,408	$54,678
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

8.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. As of September 30, 2023, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for further information.
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
Based on the Company's development plans as of September 30, 2023, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
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
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As noted above, the Company assigned its Commercial Supply Agreement with Resilience to BMS in June 2023. As a result of the assignment, the Company’s future minimum commitments related to the Commercial Supply Agreement have materially decreased from amounts disclosed as of December 31, 2022 in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2022 annual report on Form 10-K. The following table summarizes the Company’s non-cancelable contractual obligations as of September 30, 2023 (in thousands):

Years ended December 31,	Purchase commitment
2023	$9,868
2024	3,565
2025 and thereafter	—
Total purchase commitments	$13,433

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
In November 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), relating to shares of the Company’s common stock through an “at the market” equity offering program under which Cowen will act as the Company’s sales agent (the “ATM Facility”). Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $150.0 million, from time to time. As of September 30, 2023, the Company had not made any sales under the ATM Facility.
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three and nine months ended September 30, 2023 and 2022 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$44,271
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	3,769
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$48,040

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$(9,791)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	4,213
Collaborative arrangement revenue (1)	$—	$—	$4,064	$4,064
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$(9,642)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(6,980)	$(23,636)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	860	6,993
Net R&D expense (1)	$(4,871)	$(5,652)	$(6,120)	$(16,643)

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
2seventy's obligation for its share of BMS research and development expenses	$(8,118)	$(7,418)	$(10,672)	$(26,208)
Reimbursement from BMS for 2seventy research and development expenses	1,225	1,955	1,420	4,600
Net R&D expense (1)	$(6,893)	$(5,463)	$(9,252)	$(21,608)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and nine months ended September 30, 2023 and 2022 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$3,324	$3,122	$12,435	$9,437
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at September, 2023
Receivables	$4,537	$46,212	$(50,749)	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—
The decrease in the receivables balance for the nine months ended September 30, 2023 is driven by amounts owed less amounts paid to the Company by BMS in the period under the settlement terms of the collaboration agreement.
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
As noted, the four targets represent four distinct performance obligations and as such, the Company has allocated the total transaction price of $11.2 million among the four performance obligations based on the stand-alone selling price of each target.
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price that is unsatisfied or partially unsatisfied as of September 30, 2023, which the Company expects to recognized as revenue as the targets progress through each of the target’s respective IND filing (in thousands):

Performance Obligation	Allocation of Transaction Price	Unsatisfied Portion of Transaction Price
MUC-16 Mono/Combo & Next Gen Therapies	$1,905	$556
MAGE-A4	178	5
Early Research Target (1)	8,701	8,105
Early Research Target (2)	475	438
Total	$11,259	$9,104
As of September 30, 2023, approximately $9.1 million remains in collaboration deferred revenue, of which $4.0 million is included in deferred revenue, current portion and $5.1 million is included in deferred revenue, net of current portion on the condensed consolidated balance sheets.
The Company recognized $5.3 million and $16.2 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement for the three and nine months ended September 30, 2023, respectively. The Company recognized $3.8 million and $14.4 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, amounts due from Regeneron total $4.6 million, included within receivables and other current assets on the condensed consolidated balance sheets.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. During the third quarter of 2023, the Company completed a transfer of vector supply to JW of approximately $0.5 million. During the nine months ended September 30, 2023, the Company has transferred a total of $0.6 million of vector supply to JW.
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
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo Nordisk. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company is responsible in making a $9.0 million payment to such third party. This amount is allocated to the research and development performance obligation. As such, the Company has recorded this as a contract liability as of September 30, 2023, which is included in deferred revenue, current portion on the condensed consolidated balance sheet. In November 2023, Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the aforementioned $9.0 million payment by the Company to such third party. The remaining $6.0 million, of the $15.0 million proof of concept milestone, is allocated to the material right alongside the $5.0 million upfront payment. The total $11.0 million is included in deferred revenue, net of current portion, as of September 30, 2023, and will be recognized when Novo exercises its option to obtain a license to commercialize the product developed.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three and nine months ended September 30, 2023, the Company recognized $1.1 million and $4.7 million of service revenue under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company recognized $1.5 million and $4.9 million of service revenue under this agreement, respectively.

11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $1.2 million and $4.6 million of royalty and other revenue for the three and nine months ended September 30, 2023, respectively. The Company recognized $0.9 million and $2.5 million of royalty and other revenue in the three and nine months ended September 30, 2022, respectively.
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Royalty revenue recognized from sales of lisocabtagene maraleucel is included within royalty and other revenue in the condensed consolidated statement of operations and comprehensive loss. As of August 24, 2023, the royalty term of this license agreement ended, and the Company will no longer receive royalties from sales of lisocabtagene maraleucel.

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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options	$2,655	$4,519	$9,237	$13,577
Restricted stock units	7,046	7,615	17,697	17,901
Employee Stock Purchase Plan	99	73	272	157
	$9,800	$12,207	$27,206	$31,635

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Research and development	$3,812	$5,314	$10,802	$14,263
Selling, general and administrative	5,988	6,893	16,404	17,372
	$9,800	$12,207	$27,206	$31,635
Employee Stock Purchase Plan
During the nine months ended September 30, 2023, 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).

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

15.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2023	2022
Outstanding stock options (1)	3,369	2,607
Restricted stock units (1)	2,335	1,332
ESPP shares	—	30
	5,704	3,969
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

16.    Corporate Restructuring
In August 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Plan”) to conserve financial resources and better align the Company’s workforce with current business needs. As part of the

Restructuring Plan, the Company's workforce was reduced by approximately 40% in September 2023. The Company anticipates the Restructuring Plan will be substantially complete by December 31, 2023.
In connection with the Restructuring Plan, the Company estimates it will incur $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and are included in Restructuring expenses in the condensed consolidated statement of operations and comprehensive loss. The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring Plan as of September 30, 2023:

As of September 30, 2023
Beginning balance	$—
Total estimated expenses	8,614
Expenses paid from inception through September 30, 2023	(795)
Reversal of excess accrual through September 30, 2023	—
Remaining accrual at September 30, 2023 (1)	$7,819
(1)This balance is included within accrued expense and other current liabilities on the condensed consolidated balance sheets.

17.    Goodwill
On June 30, 2014, bluebird bio acquired Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were attributed to the Company in connection with the separation from bluebird bio. Prior to the impairment test described further below, the balance of the Company’s goodwill was $12.1 million. The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative treatments for cancer. Consistent with its operational structure, its chief operating decision maker manages and allocates resources for the Company at a consolidated level. Additionally, the Company determined that its single operating segment is also its only reporting unit. As such, the Company has allocated its entire goodwill balance to its single reporting unit and the goodwill impairment test is completed at this level.
During the third quarter of 2023, and more recently, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. Management concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company then performed a one-step quantitative test and recorded the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
At September 30, 2023, the Company estimated the fair value of the Company’s single reporting unit using both a market approach and an income approach. Major assumptions were applied in the income approach, including (i) forecasted growth rates (ii) forecasted profitability and (iii) discount rate. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives on estimated future growth rates and profitability in order to estimate future cash flows.
Upon completing the impairment test, the Company determined that the estimated fair value of the reporting unit was less than its carrying value, thus indicating an impairment. The Company recognized a goodwill impairment charge of $12.1 million during the third quarter of 2023, which represented the entire goodwill balance prior to impairment charge.
The following table summarizes the activity of goodwill for the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Impairment	Balance at September, 2023
Goodwill	$12,056	$—	$(12,056)	$—

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
We have never been profitable and have incurred net losses since inception. Our net loss was $71.6 million and $160.7 million for the three and nine months ended September 30, 2023, respectively. We expect to continue to incur operating losses for at least the next several years as we:
•continue to develop and commercialize Abecma with our partner, BMS;
•advance our preclinical programs in ovarian cancer and solid tumors into clinical development and seek regulatory approval for our product candidates;

•support the Phase I clinical testing of our next-generation programs in B-cell non-Hodgkin lymphoma (“B-NHL”) and acute myeloid leukemia (“AML”);
•manufacture clinical study drug product and materials and establish the infrastructure necessary to support and develop manufacturing capabilities; and
•increase research and development-related activities for the discovery and development of product candidates and technologies in oncology.
As of September 30, 2023, our drug product manufacturing facility at our headquarters in Cambridge, MA for future Phase I clinical trials is operational allowing us to reduce our manufacturing activities with third parties. Prior to this, all of our manufacturing activities were contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we continue to develop and seek to obtain regulatory approval for our product candidates, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.

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
For the three and nine months ended September 30, 2023 and 2022, service revenue consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
ide-cel ex-U.S. service revenue from BMS	$3,324	$3,122	$12,435	$9,437
Service revenue from December 2021 agreement with Novo Nordisk	1,112	1,520	4,732	4,926
Other	512	—	3,629	—
Total service revenue	$4,948	$4,642	$20,796	$14,363
For the three and nine months ended September 30, 2023 and 2022, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
U.S. Abecma collaboration with BMS	$536	$4,064	$48,040	$4,064
Collaboration with Regeneron	5,323	3,839	16,225	14,361
Total collaborative arrangement revenue	$5,859	$7,903	$64,265	$18,425
To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S.

collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$44,271
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	3,769
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$48,040
Share of collaboration loss (1)	$—	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(2,167)	(7,139)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(70)	(399)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$22,001	$(1,701)	$40,502

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$(9,791)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	4,213
Collaborative arrangement revenue (1)	$—	$—	$4,064	$4,064
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$(9,642)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,086)	(2,696)	(2,175)	(6,957)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(628)	(587)	(256)	(1,471)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$(8,066)	$(7,573)	$1,633	$(14,006)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
ide-cel(1)	$7,172	$12,926	$33,834	$34,563
bb21217	(92)	336	1,167	3,174
bbT369	7,755	8,406	26,603	21,179
SC-DARIC33	77	843	2,242	3,854
Preclinical programs	10,289	11,414	38,006	45,193
Total direct research and development expenses	25,201	33,925	101,852	107,963
General research and platform personnel costs	6,959	4,633	19,903	16,773
Unallocated laboratory and manufacturing expenses	2,188	2,461	8,760	12,919
Facility and other support costs	16,967	17,136	49,026	50,936
Total other research and development expenses	26,114	24,230	77,689	80,628
Total research and development expenses	$51,315	$58,155	$179,541	$188,591
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
Restructuring expenses
In September 2023, we announced our Restructuring Plan to conserve financial resources and better align our workforce with current business needs. As part of the Restructuring Plan, our workforce was reduced by approximately 40%, with substantially all of the reduction in personnel to be completed by December 31, 2023. In connection with the Restructuring Plan, we incurred one-time costs in the third quarter of 2023 relating to severance and retention packages and related benefits. These costs were recorded as restructuring expenses in our condensed consolidated statements of operations and comprehensive loss.
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

As of September 30, 2023, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.4 million as of September 30, 2023, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Goodwill Impairment Charge
As noted within “Change in Fair Value of Contingent Consideration” above, we assumed goodwill related to the Pregenen acquisition upon our separation from bluebird bio. As discussed further in Note 17, Goodwill, the sustained decline in the price of our common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics triggered a potential indicator of goodwill impairment during the third quarter of 2023. Upon completing a quantitative goodwill impairment test, the Company recorded a non-cash impairment charge of $12.1 million, writing off its goodwill balance.
Other Income, Net
Other income, net consists primarily of rental income along with income recognized under our transition service agreements with bluebird bio and gains and losses on disposal of assets. For the 2022 comparative periods, other income, net included these items, offset by our 50% share of the Resilience net operating losses.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and nine months ended September 30, 2023, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2022 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.

Comparison of the Three Months Ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Service revenue	$4,948	$4,642	$306
Collaborative arrangement revenue	5,859	7,903	(2,044)
Royalty and other revenue	1,227	863	364
Total revenues	12,034	13,408	(1,374)
Operating expenses:
Research and development	51,315	58,155	(6,840)
Cost of manufacturing for commercial collaboration	4,408	3,584	824
Selling, general and administrative	13,004	19,610	(6,606)
Restructuring expenses	8,614	—	8,614
Cost of royalty and other revenue	551	377	174
Change in fair value of contingent consideration	54	50	4
Goodwill impairment charge	12,056	—	12,056
Total operating expenses	90,002	81,776	8,226
Loss from operations	(77,968)	(68,368)	(9,600)
Interest income, net	3,626	1,113	2,513
Other income (expense), net	2,704	(624)	3,328
Loss before income taxes	(71,638)	(67,879)	(3,759)
Income tax (expense) benefit	—	—	—
Net loss	$(71,638)	$(67,879)	$(3,759)
Revenue. Total revenue was $12.0 million for the three months ended September 30, 2023, compared to $13.4 million for the three months ended September 30, 2022. The decrease of $1.4 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma net sales. This resulted in a lower profit owed to 2seventy as part of our 50% share of U.S. profit/loss with BMS. The decrease was slightly offset by an increase in service revenue related to the transfer of vector supply to JW of approximately $0.5 million during the third quarter of 2023, along with an increase in royalty revenue recognized on net sales of Breyanzi (lisocabtagene maraleucel) by BMS.

Research and Development Expenses. Research and development expenses were $51.3 million for the three months ended September 30, 2023, compared to $58.2 million for the three months ended September 30, 2022. The overall decrease of $6.8 million was primarily attributable to the following:
•$3.6 million of decreased net research and development expenses recognized under our collaboration with BMS;
•$3.1 million of decreased employee compensation primarily resulting from the 40% reduction to our workforce as part of our restructuring, effective as of September 2023; and
•$1.4 million of decreased license and milestone fees largely due to a milestone payment made in the third quarter of 2022 related to the initiation of Phase I CRC-403 study of bbT369.
These decreases were partially offset by a $2.3 million increase in starting material and vector production costs.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $4.4 million for the three months ended September 30, 2023, compared to $3.6 million for the three months ended September 30, 2022. The increase of $0.8 million was primarily due to a slight increase in quality testing performed by us on Abecma inventory during the third quarter of 2023 compared to the third quarter of 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses to support quality testing.
Restructuring Expenses. The increase in restructuring expenses is a result of the costs associated with the reduction of the workforce as a part of our restructuring, effective as of September 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.0 million for the three months ended September 30, 2023, compared to $19.6 million for the three months ended September 30, 2022. The decrease of $6.6 million was primarily due to a credit of $3.5 million resulting from a license agreement and $2.8 million of decreased employee compensation as a result of the 40% reduction to our workforce as part of our restructuring effective as of September 2023.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $0.6 million for the three months ended September 30, 2023, compared to $0.4 million for the three months ended September 30, 2022, and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by net sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Goodwill Impairment Charge. During the third quarter of 2023, and more recently, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test which resulted in a non-cash impairment charge of $12.1 million. Refer to Note 17, Goodwill, for further discussion.
Other Income (Expense), Net. For the three months ended September 30, 2023, other income, net primarily consisted of rental income, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio. For the three months ended September 30, 2022, other (loss) income, net primarily consisted of our 50% share of the Resilience net operating loss for the third quarter of 2022. This was partially offset by rental income along with income recognized under our transition service agreements with bluebird bio.

Comparison of the Nine Months Ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Service revenue	$20,796	$14,363	$6,433
Collaborative arrangement revenue	64,265	18,425	45,840
Royalty and other revenue	4,642	2,531	2,111
Total revenues	89,703	35,319	54,384
Operating expenses:
Research and development	179,541	188,591	(9,050)
Cost of manufacturing for commercial collaboration	11,672	10,832	840
Selling, general and administrative	53,213	60,749	(7,536)
Share of collaboration loss	—	9,642	(9,642)
Restructuring expenses	8,614	—	8,614
Cost of royalty and other revenue	2,099	1,252	847
Change in fair value of contingent consideration	180	181	(1)
Goodwill impairment charge	12,056	—	12,056
Total operating expenses	267,375	271,247	(3,872)
Loss from operations	(177,672)	(235,928)	58,256
Interest income, net	8,765	1,441	7,324
Other income, net	8,159	3,477	4,682
Loss before income taxes	(160,748)	(231,010)	70,262
Income tax (expense) benefit	—	—	—
Net loss	$(160,748)	$(231,010)	$70,262
Revenue. Total revenue was $89.7 million for the nine months ended September 30, 2023, compared to $35.3 million for the nine months ended September 30, 2022. The increase of $54.4 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma net sales. This resulted in higher profit owed to 2seventy bio as part of our 50% share of U.S. profit/loss with BMS in the first and second quarters of 2023. The increase was also driven by an increase in service revenue in the first quarter of 2023, attributable to an increase of ide-cel ex-U.S. service revenue of approximately $3.3 million, along with the recognition of revenue on the upfront payment received from the JW agreement of $3.0 million. Finally, increased royalty and other revenue driven by an increase in royalty revenue recognized on net sales of Breyanzi (lisocabtagene maraleucel) by BMS contributed to the increase in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Research and Development Expenses. Research and development expenses were $179.5 million for the nine months ended September 30, 2023, compared to $188.6 million for the nine months ended September 30, 2022. The overall decrease of $9.1 million was primarily attributable to the following:
•$11.4 million of decreased research costs incurred under our partnerships with Gritstone Oncology, Inc. and Seattle Children’s Therapeutics relating to start-up and initial patient advance costs in 2022, as well as a decrease in net research and development expenses recognized under our collaboration with BMS;
•$3.5 million of decreased employee compensation expense primarily resulting from the 40% reduction to our workforce as part of our restructuring, effective as of September 2023;
•$1.9 million of decreased amortization expense associated with the intangible asset acquired in the purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022;
•$1.6 million of decreased IT and other facility-related costs; and
•$1.1 million of decreased consulting and professional service fees, mainly consisting of contractor and consulting support for quality, regulatory, and manufacturing work.
These decreases were partially offset by:
•$9.4 million of increased material production costs, primarily due to increased manufacturing activities of suspension lentiviral vector for ide-cel development in the first half of 2023 along with increased starting materials and vector production costs in the third quarter of 2023; and
•$1.3 million of increased license and milestone fees associated with a milestone paid to Medigene in the first quarter of 2023 for the continued development of our MAGE-A4 TCR program in solid tumors, which is being developed as part of our collaboration with Regeneron. The increase was slightly offset by a milestone payment made in the third quarter of 2022 relating to the start of Phase I CRC-403 study of bbT369.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $11.7 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022. The increase of $0.8 million was primarily due to a slight increase in quality testing performed by us on Abecma inventory during the first three quarters of 2023 compared to the first three quarters of 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses incurred to support quality testing on Abecma inventory.
Restructuring Expenses. The increase in restructuring expenses is a result of the costs associated with the reduction of the workforce as a part of our restructuring, effective as of September 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.2 million for the nine months ended September 30, 2023, compared to $60.7 million for the nine months ended September 30, 2022. The decrease of $7.5 million was primarily due to decreased employee compensation primarily resulting from the 40% reduction to our workforce as part of our restructuring, effective as of September 2023. The decrease was also driven by decreased consulting and professional service fees in the first quarter of 2023 compared to the first quarter of 2022, associated with our spin-off from bluebird bio.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $2.1 million for the nine months ended September 30, 2023, compared to $1.3 million for the nine months ended September 30, 2022, and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Goodwill Impairment Charge. During the third quarter of 2023, and more recently, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test which resulted in a non-cash impairment charge of $12.1 million. Refer to Note 17, Goodwill, for further discussion.
Other Income, Net. For the nine months ended September 30, 2023, other income, net primarily consisted of rental income, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio. For the nine months ended September 30, 2022, other income, net primarily consisted of income recognized under our transition services agreements with bluebird bio and rental income, offset by our 50% share of the Resilience net operating loss for the second quarter of 2022.

Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents, and marketable securities of approximately $284.3 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the nine months ended September 30, 2023, we incurred a loss of $160.7 million and used $103.3 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.
Sources of Liquidity
Cash Flows

The following table summarizes our cash flow activity:

	For the nine months ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(103,263)	$(180,547)
Net cash (used in) provided by investing activities	(4,029)	12,253
Net cash provided by financing activities	127,137	165,997
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$19,845	$(2,297)
Cash Flows from Operating Activities. Net cash used in operating activities was $103.3 million for the nine months ended September 30, 2023 and primarily consisted of a net loss of $160.7 million adjusted for non-cash items, including stock-based compensation of $27.2 million, a non-cash goodwill impairment charge of $12.1 million, depreciation and amortization of $7.3 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Net cash used in operating activities was $180.5 million for the nine months ended September 30, 2022 and primarily consisted of net loss of $231.0 million adjusted for non-cash items, including stock-based compensation of $31.6 million and depreciation and amortization of $9.2 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2023 was $4.0 million and was due to the purchase of marketable securities of $237.2 million, purchase of restricted investments of $7.0 million, and the purchase of property, plant and equipment of $12.8 million, offset by proceeds from maturities of marketable securities of $245.9 million and proceeds from maturities of restricted investments of $7.0 million.
Net cash provided by investing activities for the nine months ended September 30, 2022 was $12.3 million and was due to proceeds from maturities of marketable securities of $147.6 million and proceeds from the maturities of restricted investments of $2.0 million, offset by the purchase of marketable securities of $115.7 million, the purchase of restricted investments of $2.0 million, and the purchase of property, plant and equipment of $19.7 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023 was $127.1 million and was primarily due to net proceeds received of $117.0 million from the issuance of common stock in a public offering in March 2023 along with net proceeds of $9.9 million from the issuance of common stock to Regeneron from the January 2023 Share Purchase Agreement.
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

•Phase 1 clinical testing of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma (NHL) and SC-DARIC33 in pediatric and young adult relapsed or refractory AML;
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
•the cost and timing of hiring new employees or contractors to support our activities;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $284.3 million, primarily invested in U.S. government agency securities and treasuries and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2023, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $1.2 million.
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
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reporting within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2023, except for those described below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended June 30, 2023, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K and our quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.
Our strategic restructuring, including a reduction in workforce, announced in September 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In September 2023, we announced a reduction in workforce of approximately 40% in connection with a strategic restructuring. We may not realize, in full or in part, the anticipated benefits and cost savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost structure optimization efforts may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

2seventy bio, Inc.

Date: November 14, 2023	By:	/s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2023	By:	/s/ Chip Baird
Chip Baird
Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)