Form 10-K/A
period 2022-12-31
2seventy bio, Inc.
filed 2023-12-01
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB ID: 0042).

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

EXPLANATORY NOTE
2seventy bio, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 16, 2023 (the “Original 10-K”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.
The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. This Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-K. This Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment.

Item 15. Exhibits and Financial Statement Schedules
(a)(3)    Exhibits. The following exhibits are filed as part of this Amendment.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 1, 2023	2seventy bio, Inc. By: /s/ Nick Leschly Nick Leschly President and Chief Executive Officer

Date: December 1, 2023	2seventy bio, Inc. By: /s/ Chip Baird Chip Baird Chief Operating Officer