Form 10-Q/A
period 2023-03-31
2seventy bio, Inc.
filed 2023-12-01
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

(339) 499-9300
(Registrant’s telephone number, including area code)
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

EXPLANATORY NOTE
2seventy bio, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 (the “Original 10-Q”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. This Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-Q. This Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment.

Item 6. Exhibit Index

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

2seventy bio, Inc.
Date: December 1, 2023	By: /s/ Nick Leschly Nick Leschly President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
Date: December 1, 2023	By: /s/ Chip Baird Chip Baird Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)