Form 10-Q/A
period 2023-06-30
2seventy bio, Inc.
filed 2023-12-01
CIK 1860782

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

EXPLANATORY NOTE
2seventy bio, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2023, as filed with the Securities and Exchange Commission on August 14, 2023 (the “Original 10-Q”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
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