Form 10-K
period 2023-12-31
2seventy bio, Inc.
filed 2024-03-07
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from           to
Commission File Number 001-40791

2seventy bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3658454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
60 Binney Street
Cambridge, Massachusetts 02142
(617) 675-7270
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second quarter was $508,404,846.

The number of shares of registrant’s common stock outstanding as of February 29, 2024 was 51,311,132.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our and Bristol Myers Squibb’s, or BMS, plans for the continued commercialization of Abecma and the development and commercialization of earlier lines of therapy;
•our ability to finance our operations and business initiatives and obtain funding for such activities;
•the anticipated benefits of the sale of our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies to Regeneron Pharmaceuticals, Inc., or Regeneron, which we refer to in this Annual Report as the Asset Sale;
•the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing Abecma;
•the perceived therapeutic benefits of Abecma and the potential indications and market opportunities therefor;
•our plans with respect to the development, manufacture or sale of Abecma or future product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
•sourcing supplies for the materials used to manufacture Abecma;
•the safety profile and related adverse events of Abecma;
•U.S. and foreign regulatory requirements for Abecma, including any post-approval development and regulatory requirements, and the ability of Abecma to meet such requirements;
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
•our ability to compete with other companies that are or may be developing or selling products that are competitive with Abecma;
•our post-separation relationships with bluebird bio, Inc., or bluebird bio, third parties, collaborators and our employees;
•the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•the potential benefits of strategic collaboration agreements;
•potential indemnification liabilities we may owe to bluebird bio after the separation;
•our business and operations following the separation and any benefits or costs of the separation;

•the impact of inflation rates on our business, financial condition and results of operation;
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
•Our business has incurred significant losses and we anticipate that we will incur continued losses for the near future.
•We may need to raise additional funding to advance Abecma and finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate development or commercialization efforts or other operations. Raising additional capital may dilute our existing stockholders, restrict our operations or cause us to relinquish valuable rights.
•Our strategic realignment to focus the Company on the development and commercialization of Abecma may not be as successful as anticipated, fail to achieve the anticipated cost savings, and cause disruptions in our business that could make it difficult to achieve our strategic objectives.
•We have recently undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits.
•We may not be able to successfully or timely complete the Asset Sale, which could materially impact the market price of our common stock, as well as our future business prospects and our financial condition, results of operations and cash flows.
•If we encounter delays or difficulties in recruiting or enrolling subjects in our clinical studies, we could be delayed or prevented from proceeding with clinical trials of Abecma.
•If the market opportunities for Abecma or any future approved products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•Patients receiving T cell-based immunotherapies such as Abecma may experience serious adverse events, including neurotoxicity and cytokine release syndrome. Serious adverse events or undesirable side effects associated with Abecma or our product candidates may result in delays, clinical holds, or terminations of our clinical trials, impact our ability to obtain or maintain marketing approval, and impact market acceptance and commercial sales, which will significantly harm our business, financial condition and prospects.
•We are dependent on BMS for the successful development, commercialization and manufacture of Abecma. If BMS does not devote sufficient resources to the commercialization, manufacture and further development of Abecma, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
•We rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.
•We rely on third parties to conduct some or all aspects of our lentiviral vector production, drug product manufacturing, and testing, and these third parties may not perform satisfactorily.
•If we are unable to obtain or protect intellectual property rights related to our approved product or product candidates, we may not be able to compete effectively in our markets.

PART I
Item 1. Business
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of Abecma (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, or FDA, for multiple myeloma. Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. Together with our partner, BMS, we are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody.
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
On January 29, 2024, we began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including our bbT369 program in b-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets. Upon closing of the transaction, which is subject to customary closing conditions, Regeneron will assume all of the ongoing program, infrastructure and personnel costs related to these programs. The transaction is expected to close in the first half of 2024.
We began developing the bbT369 product candidate as a potential treatment for patients with B-NHL. Anti-CD19 CAR T products are considered the standard for the treatment of patients with relapsed and refractory B-NHL, but they have limitations, including the lack of complete response in some patients and the potential for late relapse, indicating a need for deeper and more durable treatment responses. We took a differentiated approach from the approved anti-CD19 CAR T therapies: we have designed a dual-targeting CAR to target CD20 and CD79a to limit antigen escape (as has been seen with CD19-targeted therapies). We provided split co-stimulation to drive maximal activation of the T cell in response to antigens. We included a gene edit designed to drive increased expansion, resist anergy, and maintain potency in sub-optimal conditions for T cell activation. Clinical study CRC-403, an open-label, multi-site Phase 1/2 dose-escalation study of bbT369, served as a potential proof-of-concept assessment of our proprietary gene editing platform, dual-targeting strategies and split co-stimulation signaling technology. Dosing in the first cohort of CRC-403 was completed in 2022, and the trial is currently enrolling patients.
We began developing our SC-DARIC33 product candidate as a potential treatment for pediatric and young adult patients with relapsed or refractory AML to address the challenge of balancing potency and safety risk by combining advanced CAR T receptor technology with our DARIC technology, a pharmacologically controlled “on-off” switch to reversibly regulate the activity of the CAR T cell. We have designed the CAR to target both full-length and alternatively spliced CD33 variants to address heterogeneity in the disease, and to reduce the risk of antigen escape and disease relapse. PLAT-08, the investigator-initiated proof-of-concept Phase 1 clinical trial of our SC-DARIC33 product candidate in pediatric and young adult relapsed or refractory AML patients, is led by our partner Seattle Children’s Therapeutics, a non-profit enterprise associated with Seattle Children’s Research Institute, or SCRI. The PLAT-08 trial has completed the mandatory adult dosing phase, and the totality of initial data to-date suggests SC-DARIC33 activation by rapamycin. The PLAT-08 trial was designed to further assess our DARIC platform in light of the rapamycin-induced activation of SC-DARIC33 and potential for marrow recovery following rapamycin withdrawal. In August 2023, the FDA placed the study on clinical hold due to a fatal (Grade 5) serious adverse event, or SAE, in a patient enrolled in the Phase 1 trial of the PLAT-08 study. The clinical hold was lifted by the FDA in December 2023.
Our Strengths
We believe that the capabilities and experience that our team has accrued provide us with an opportunity to capitalize on recent progress in the understanding of genetics, gene-editing, gene expression, tumor biology, immunology, process analytics, computational biology and data analytics to develop and commercialize cell and gene therapies for cancer:
•Deep clinical experience and expertise with data science-driven iteration: From having treated thousands of patients with multiple myeloma in CAR T programs through our collaboration with BMS, we have gained a deep understanding of cell therapy itself as well as an appreciation for the value of iterating on clinical data to inform our product candidate design, selection, manufacturing, clinical trial design and development strategy. Additionally, we employ data analytics in manufacturing to understand the critical product attributes of successful cellular products.
•Manufacturing experience and capability: Our team has accumulated significant experience in the manufacturing, analytical testing, and quality aspects of both lentiviral vectors and autologous lentiviral vector-transduced cellular drug products, from shepherding Abecma through clinical development, regulatory approval, and to commercialization in the United States, as well as from bluebird bio’s betibeglogene autotemcel in Europe. Moreover, we have successfully scaled-up our suspension-based manufacturing process for lentiviral vector, or sLVV, which is being utilized in ongoing clinical trials for ide-cel.
•Collaboration and connectivity: We have a strategic network of collaborations across industry, academic scientists, and medical experts to access technologies and expertise that supplement our proprietary technologies. We believe these collaborations and partnerships provide us with a rich suite of technologies permitting the design of impactful multiplex product candidates.
Who We Are
Our people form the most vital core of our company. We have assembled a diverse group of subject matter experts to execute our strategic plan. We have a passionate and energized team with a bold culture of innovation, focused on unleashing the full potential of Abecma and other future therapeutic approaches that we believe may have the potential to transform the lives of patients with cancer. Our executive leadership team has a wide range of experience in the biopharmaceutical industry with deep experience and expertise in building high growth and disruptive companies.
Our Strategy
Abecma offers significant clinical benefits and long-term potential in the treatment of patients with multiple myeloma and our strategy is to exclusively focus on the development and commercialization of Abecma, including clinical expansion to earlier lines of therapy, through our collaboration with BMS.
We expect a final PDUFA action following the planned Oncologic Drugs Advisory Committee, or ODAC, meeting on March 15, 2024 regarding the supplemental Biologics License Application, or sBLA, for Abecma based on the KarMMA-3 clinical study. If approved, the sBLA would expand the Abecma label into the larger third line setting. We, along with BMS, plan to expand the Abecma site footprint to enable more patients to access the treatment. This includes educating physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, and competitively differentiating Abecma’s real-world safety, efficacy and product reliability and predictability profile. We will continue to support the quality control of the lentiviral vector, or LVV, manufacturing for Abecma and support the transition to suspension LVV which will deliver additional efficiencies and cost savings.
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
Our Technologies
Our oncology programs use a lentiviral vector to deliver the genetic cargo with the potential to program a patient’s own T cells to recognize specific proteins or protein fragments on the surface of cancer cells to kill the cancer cells. Our current programs are based on CAR technology designed to program T cells to recognize cancer cells based on expression of specific cell surface antigens, and T cell receptor technology designed to program T cells to recognize cancer cells based on protein fragments derived from either intracellular or extracellular proteins displayed on the tumor cell surface. The genetically engineered T cells are designed to supplement a patient’s immune system and we believe they have the potential to be further engineered to overcome immune evasion mechanisms employed by cancer cells. Our approach is to create multiplex engineered cell therapies by combining our foundational lentiviral vector and CAR/TCR technology with next-generation tools to address the challenges in existing cancer treatments. Certain of our technologies, described below, that relate to our solid tumor and other oncology and autoimmune cell therapy programs, will be sold to Regeneron upon the closing of the Asset Sale. See “Business - Overview”.
•Abecma. Abecma uses a lentiviral vector, or LVV, to deliver a chimeric antigen receptor, or CAR, with the potential to program a patient’s own T cells to recognize the plasma cell specific B cell maturation antigen, or BCMA, protein on the cell surface. BCMA is an ideal target in multiple myeloma, or MM, since it is near universally and abundantly expressed on both normal and malignant plasma cells, independent of disease stage, and its expression is absent from other normal tissues resulting in a robust therapeutic window. We have developed, patented or licensed critical technologies to the generation of Abecma. To recognize BCMA as a target, we performed multiple extensive screening campaigns to identify the ideal binder and CAR construct to ensure both low tonic signaling in the absence of antigen and robust efficacy in in vitro and in vivo models of MM. We have secured an exclusive license to the selected binder used in Abecma as well as several back up constructs. The Abecma CAR construct exploits both CD3z and 4-1BB signaling domains believed to result in a more progressive proliferation response that may give the CAR T cells improved persistence over CD28 based co-stimulation. The persistence of functional CAR T cells is likely a critical determinant of both the depth and the duration of response and as such Abecma is designed to achieve these key characteristics. We have developed improved methods for the generation and purification of LVVs, including suspension-based LVVs, which enable the generation of the vector used in drug product manufacture at significantly greater scale and lower cost. The suspension-based LVV manufacturing method has been established at Resilience, and we have generated the data required to support analytical comparability to adherent vector. Following a successful prior approval supplement (PAS) with the FDA, suspension-based LVV will be implemented into the Abecma commercial manufacturing processes. Our drug product manufacturing process was designed for simplicity and reproducibility. Our peripheral blood mononuclear cells (PBMC)-based drug product manufacturing process was designed for simplicity and reproducibility and employs a centralized manufacturing site model.
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
•Reversal of immunosuppression. Patients present in the clinic with advanced metastatic disease host tumors that have evolved to evade endogenous immunity via a variety of mechanisms. Tumor infiltrating T cells lose potency over time due to repetitive antigen stimulation and exhaustion in a tumor microenvironment that suppresses T cell function. Checkpoint engagement, hypoxia, poor nutrient conditions, and exposure to immunosuppressive cell types and cytokines all significantly blunt T cell potency and thwart attempts to regress tumors in clinically meaningful ways. We have developed a suite of synthetic biology innovations that antagonize and rewire immunosuppressive signaling and response pathways. We have focused significant attention on TGFβ, a profoundly immunosuppressive cytokine found at high levels in many solid tumors. Our chimeric TGFβ flip receptor, or CTBR, technology converts this suppressive signal into a supportive interleukin receptor signal that enhances T cell function. Suppressive to enhancing signal conversion operates in a localized, engineered T cell intrinsic manner, enhancing potency within the microenvironment of the tumor where the highest concentrations of activated TGFβ ligand are present. We have also developed several approaches to modulate T cell metabolism to allow for enhanced function and potency in the metabolically challenging tumor microenvironment.
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
In addition, we continue to invest in our core foundational technologies and build upon our leadership position in autologous engineered cell therapy products based on CAR and TCR approaches:
•Next-generation lentiviral vector design. With a team that collectively possesses decades of experience in this technology, we have extensively refined the componentry and methodology behind lentiviral vector design and manufacturing. Our transfer plasmid design elements include several innovations that have created advanced gene expression tuning capabilities and the delivery of large and complex genetic payloads via transgene stacking. We have developed proprietary codon optimization algorithms, promoter variants, and regulatory elements that we believe together enable constitutive and/or responsive expression profiles across a range of transgene expression levels. These mature capabilities enable highly efficient transfer of sophisticated genetic modules, such as the multiplex product concepts represented by our next-generation programs.
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
•Manufacturing process innovations. Our analytical and process development, clinical bioassays, correlative research, and data sciences teams have exceptional access to clinical trial data using CAR T therapies. We are regularly interrogating these data sets to isolate key manufacturing variables and correlates of clinical signals that enable hypothesis testing. These activities derive insights that inform process research directions for optimizing T cell manufacturing through reagents, processes, and culture timing, and for the discovery of underlying biological relationships between clinical and correlative data.
Our Programs
Multiple Myeloma
Multiple myeloma is a blood cancer caused by malignant plasma cells and typically originates in the bone marrow. In the United States, more than 35,000 new cases of multiple myeloma are estimated to have been diagnosed in 2023. Despite advances in treatment, multiple myeloma remains an aggressive and incurable disease characterized by periods of remission and relapse. Most patients experience relapse following initial therapies, and depth and duration of response as well as survival outcomes decrease with each successive treatment. No standard of care has been established for patients who have disease progression despite receiving the three main classes of myeloma therapy (immunomodulatory drugs, proteasome inhibitors, and anti-CD38 antibodies), and outcomes are poor, with very low response rates (20% to 30%), a median progression-free survival of three to four months, and a median overall survival of eight to nine months. Through our collaboration with BMS, Abecma (ide-cel) is our lead program in multiple myeloma. The terms of our arrangements with BMS are described more fully below under “Strategic Collaborations.”
Abecma and our collaboration with BMS. In March 2021, Abecma (idecabtagene vicleucel; ide-cel) was approved by the FDA in the United States for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma is a first-in-class B cell maturation antigen, or BCMA, CAR T therapy for the treatment of multiple myeloma, and represents our first oncology product candidate that has progressed from research programs, through clinical development to approval and commercialization, together with our collaboration partner, BMS. Revenue from sales of Abecma in the United States in 2023 equaled $358 million, which is shared equally between us and BMS along with the related cost of sales and other commercialization costs. Together with BMS, we are in the process of expanding Abecma site footprint to enable more patients to access the treatment, educating physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, and competitively differentiating Abecma’s real-world safety, efficacy and product reliability and predictability profile.

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
Additionally, under the collaboration arrangement with BMS, we had an option to co-develop and co-promote bb21217, an investigational BCMA-targeted CAR T cell therapy, within the United States. However, following our review of data from the CRB-402 clinical trial, and based in part on the strength of Abecma clinical data and commercial sales to date, we, together with BMS, do not intend to pursue further development of bb21217.
B-Cell Non-Hodgkin’s Lymphoma
We began developing our bbT369 product candidate as a treatment for patients with B-NHL, a heterogeneous group of neoplasms that can result in enlarged nodes across the body, neck, and abdomen, often coinciding with “B-symptoms” that are significant to the prognosis and staging of the disease, such as fever, drenching night sweats, and rapid and extreme weight loss. B-cell NHLs represent more than 85% of all NHL cases worldwide, and we plan to develop bbT369 to treat several subtypes of B-cell NHLs, specifically diffuse large B-cell lymphoma, or DLBCL, high-grade B-cell lymphoma, or HGBCL, primary mediastinal large B-cell lymphoma, or PMBCL, follicular lymphoma, or FL, or transformed follicular lymphoma, or TFL. DLBCL is the most common form of NHL, accounting for a third of all NHL cases, with annual incidence in the United States estimated at approximately 25,000. DLBCL is a particularly aggressive form of NHL that requires immediate therapy upon diagnosis (with a median overall survival of less than one year in untreated patients).
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
Acute Myeloid Leukemia
We began developing our SC-DARIC33 product candidate for the treatment of patients with acute myeloid leukemia, or AML. Systemic therapy (including chemotherapy, hypomethylating agents, and targeted biologics) alongside hematopoietic stem cell transplant, HSCT are the mainstays of AML treatment today. Of note, many adult patients are unfit for such intensive therapy, which in turn leads to less favorable clinical outcomes. Though HSCT provides meaningful clinical benefit to those who are eligible, the unmet need in this heterogenous and aggressive disease remains high. Prognosis is typically poor for adult patients, with a 5-year survival rate of 10-35% depending on disease subtype. In children and adolescents, the 5-year survival rate is 50 to 70%, with variation by subtype and other risk factors as seen in adults. Of note, median overall survival in adults with relapsed and refractory AML is less than 12 months, indicating a particularly high unmet need for these patients.
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
In collaboration with Seattle Children’s Therapeutics, we are enrolling patients in PLAT-08, an investigator-initiated single-center proof-of-concept Phase 1 clinical trial of SC-DARIC33 in pediatric and young adult relapsed or refractory AML patients. This dose-finding trial is aimed at establishing safety, manufacturability, and early efficacy signals for SC-DARIC33 and we expect to conduct correlative analyses to confirm rapamycin-driven regulation in humans. We have completed the mandatory adult dosing phase, and the totality of the initial data suggests SC-DARIC33 activation by rapamycin. Due to a fatal (Grade 5) SAE in a patient enrolled in the Phase 1 trial of the PLAT-08 study, the FDA placed the study on clinical hold in August 2023. The clinical hold was subsequently lifted by the FDA is December 2023. The terms of our arrangements with Seattle Children’s Therapeutics and SCRI are described more fully below under “Strategic Collaborations.”

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
MUC16. Together with our partner, Regeneron, we began advancing our bbT4015 product candidate, an engineered T cell therapy targeting MUC16, through preclinical studies. We submitted an Investigational New Drug Application, or IND, for a clinical trial of bbT4015 in patients with ovarian cancer in late December 2023. This first in-human study will prospectively include combination agents, including those in Regeneron’s pipeline, and will be the first program to utilize our new in-house drug product manufacturing facility.
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
MAGE-A4. Over ten types of solid tumors express the MAGE-A4 antigen, making it a promising target for cell therapy, including lung, head and neck, gynecologic and gastric cancers. Together with our partner Regeneron we began advancing an engineered TCR therapy targeting MAGE-A4 through preclinical studies. We believe our MAGE-A4 program has the potential to address the challenges of solid tumors in a three-pronged way: (1) we have identified a potent T cell receptor targeting a prevalent intracellular peptide antigen from MAGE-A4, (2) engineered this receptor for a strong anti-tumor response, and (3) incorporated an innovative switch receptor (CTBR12) that converts the highly suppressive TGFβ signal in the hostile tumor microenvironment into a potent T cell intrinsic activation signal. The TGFβ signaling pathway has been broadly implicated as a key suppressive factor in the TME of multiple MAGEA4+ indications, including non-small cell lung, bladder, ovarian, and head and neck carcinomas. In 2022, we entered into an agreement with JW (Cayman) Therapeutics Co. Ltd., or JW Therapeutics, to clinically evaluate this potency enhanced MAGE-A4 TCR program. JW Therapeutics plans an investigator-initiated trial in China in 2024.
Hemophilia A
Together with our partner, Novo Nordisk A/S, or Novo Nordisk, we are also conducting preclinical studies of our product candidate in hemophilia A. Hemophilia A is a serious and rare inherited disease characterized by insufficient blood clotting that results from the lack of functional factor VIII, or FVIII. Hemophilia A is caused by mutations in the gene that encodes the coagulation FVIII protein. Our approach employs our gene editing technology (megaTALs) to insert a corrective copy of the FVIII gene directly into the genome of liver cells. We believe that this targeted integration approach may result in permanently corrected cells that have the potential to provide durable expression of therapeutic levels of FVIII protein.
Manufacturing
BMS is responsible for all Abecma commercial vector manufacturing within and outside of the United States. In June 2023, we assigned the Commercial Supply Agreement with National Resilience, Inc., or Resilience, to BMS and BMS assumed responsibilities for manufacturing ide-cel suspension lentiviral vector. We have also entered into agreements with external manufacturing partners to support our various preclinical and clinical programs in oncology. In addition, we recently added a Phase 1 drug product cell therapy manufacturing facility in our Cambridge, Massachusetts headquarters, which became operational in 2023. Upon closing of the Asset Sale, we will assign to Regeneron certain agreements with external manufacturers for the programs sold to Regeneron and Regeneron will also lease the aforementioned Phase 1 drug product cell therapy manufacturing facility in Cambridge, Massachusetts.
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
Bristol Myers Squibb. bluebird bio began a collaboration with BMS in 2013 under a broad-ranging Master Collaboration Agreement with Celgene Corporation (now BMS following its acquisition of Celgene in November 2019), or the BMS Collaboration Agreement. bluebird bio continued that collaboration with a series of agreements described below. In connection with the separation, bluebird bio assigned to us all of the agreements relating to its collaboration with BMS.
BMS Collaboration Agreement
In March 2013, bluebird bio entered into the BMS Collaboration Agreement to discover, develop and commercialize potentially disease-altering gene therapies in oncology. bluebird bio concurrently entered into a Platform Technology Sublicense Agreement, or the Sublicense Agreement with BMS pursuant to which bluebird bio obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
In June 2015, both parties amended and restated the BMS Collaboration Agreement, or the Amended BMS Collaboration Agreement to narrow the focus of the collaboration to exclusively work on anti-B-cell maturation antigen, or BCMA product candidates for a new three-year term.
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
BMS Ide-cel related agreements
In February 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement, or the Ide-cel License Agreement, and paid the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the Phase 1 clinical trial. bluebird bio was responsible for the manufacture of vector and associated payload throughout development and, upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization. Under the Ide-cel License Agreement, bluebird bio was eligible to receive (i) U.S. milestones of up to $85.0 million for the first indication to be addressed by ide-cel and royalties for U.S. sales of ide-cel and (ii) ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of ide-cel.
In March 2018, bluebird bio elected to co-develop and co-promote ide-cel within the United States pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, or the Ide-cel CCPS, which replaced the Ide-cel License Agreement. As a result, we will share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States and have the right to participate in the development and promotion of ide-cel in the United States. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the United States, plus a markup. As a result of electing to co-develop and co-promote ide-cel within the United States, the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, bluebird bio was eligible to receive a $10.0 million milestone related to the development of ide-cel in the United States and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Under the Ide-cel CCPS, the $10.0 million milestone related to the development of ide-cel in the United States was achieved in the second quarter of 2019 and subsequently paid by BMS.
BMS bb21217 License Agreement
In September 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, an investigational BCMA-targeted CAR T cell therapy, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement, or the bb21217 License Agreement, and paid bluebird bio an option fee of $15.0 million. Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing Phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing Phase 1 clinical trial to enroll additional patients for which we were reimbursed an agreed-upon amount per patient. Under the bb21217 License Agreement, we are eligible to receive U.S. milestones of up to $85.0 million for the first indication to be addressed by bb21217 and royalties for U.S. sales of bb21217. Additionally, we were eligible to receive ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of bb21217.
May 2020 Amendments to Ide-cel and bb21217 agreements
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as amended, or the Amended Ide-cel CCPS, and the Second Amended and Restated License Agreement, or the Amended bb21217 License Agreement and, collectively with the Amended Ide-cel CCPS, the May 2020 Amendments, which replaced the bb21217 License Agreement, were executed. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States. However, the Amended Ide-cel CCPS changed our responsibilities with respect to manufacturing activities. Under the Amended Ide-cel CCPS, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS is also assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the United States, while we remain responsible for manufacturing ide-cel suspension lentiviral vector in the United States. In June 2023, we executed the Second Amendment to the Amended Ide-cel CCPS, pursuant to which we assigned the Commercial Supply Agreement with Resilience to BMS and BMS assumed responsibilities for global manufacturing ide-cel suspension lentiviral vector.
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
Seattle Children’s. Through our collaboration with Seattle Children’s Therapeutics, a non-profit enterprise associated with Seattle Children’s, or SCRI, we and SCRI are working to advance the clinical development of SC-DARIC33 as a treatment for patients with AML. Upon or after the closing of the Asset Sale, the collaboration with SCRI will be assigned to Regeneron.
Regeneron. We have a broad collaboration with Regeneron covering the discovery, development, and commercialization of novel cell and gene therapies for cancer. Through this collaboration, we have access to Regeneron’s platform technologies for the discovery and characterization of fully human antibodies as well as T cell receptors against tumor-specific proteins and peptides that we may leverage in our collaboration programs. Upon the closing of the Asset Sale, the collaboration agreement with Regeneron will terminate with certain provisions surviving such termination.
JW Therapeutics. Through our agreements with JW Therapeutics, we are collaborating to establish a translational and clinical cell therapy development platform designed to more rapidly explore T cell-based immunotherapy products in the Chinese mainland, Hong Kong (China), and Macao (China). Upon or after the closing of the Asset Sale, the collaboration agreements with JW Therapeutics will be assigned to Regeneron.
Medigene. Through our collaboration, we have access to Medigene’s proprietary platform for the generation and design of T cell receptors that we may leverage in our product candidates. Upon or after the closing of the Asset Sale, the collaboration agreement with Medigene will be assigned to Regeneron.
Inhibrx. Through our collaboration, we have access to Inhibrx’s proprietary single-domain antibody platform to multiple cancer targets that we may leverage in our product candidates. Upon or after the closing of the Asset Sale, the collaboration agreement with Inhibrx will be assigned to Regeneron.
Gritstone Oncology. Through our collaboration with Gritstone, we intend to seek to validate cancer targets and discover T cell receptors that we may leverage in our product candidates. Upon or after the closing of the Asset Sale, the collaboration agreement with Gritstone will be assigned to Regeneron.
We are also party to additional significant academic collaborations for the discovery, preclinical development, and initial clinical proof-of-concept of our product concepts.
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
NIH. In August 2015, bluebird bio entered into a license agreement with the NIH, pursuant to which bluebird bio exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. In connection with the separation, bluebird bio assigned this license agreement to us. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033 to 2034. The NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which includes Abecma, we will be obligated to pay the NIH a percentage of annual net sales as a royalty in the low single digits. We are subject to a domestic production requirement that licensed products, such as Abecma, sold or used in the U.S. or produced through use of the licensed processes must be manufactured substantially in the U.S., unless a waiver is obtained in advance from the NIH. Additionally, we are subject to certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2034.
Institut Pasteur. Under a 2011 license agreement, Institut Pasteur granted a license to bluebird bio for certain patents relating to the use of DNA sequences, LVV and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations, or the Licensed Pasteur IP. In February 2023, we entered into a partial assumption and assignment agreement with bluebird bio and Institut Pasteur, by which bluebird bio assigned us its rights, obligations and interests under the 2011 license agreement, to any and all uses of the Licensed Pasteur IP in connection with the prevention, diagnosis or treatment of oncological diseases or disorders and hemophilia. Prior to entering into the partial assignment and assumption agreement, the Licensed Pasteur IP was sublicensed by bluebird bio to us under the Intellectual Property License Agreement, dated as of November 3, 2021, entered into in connection with the Separation. Due to the expiration of the last valid patent, we terminated the agreement, effective as of December 31, 2023.
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
These efforts include the following:
Multiple Myeloma. The current standard of care for relapsed and refractory multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), cytotoxic agents, and HSCT. There are several companies developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti that was approved by the FDA in February 2022 (Janssen in collaboration with Legend Biotech); a CAR T-ddBCMA cell therapy in clinical development (pivotal Phase 2 iMMagine-1) jointly developed by Arcellx in partnership with Kite; an anti-BCMA CAR T cell therapy in clinical development (Phase 1) sponsored by BMS following the completion of its acquisition of Juno Therapeutics, Inc. and several other anti-BCMA CAR T cell therapies in Phase 1 study, including and not limited to Novartis and Gracell Biotechnologies Inc. In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics AG have disclosed preclinical and clinical programs for allogeneic BCMA targeted CAR T cell therapies. There are also other therapies using similar or novel modalities being developed by several groups, including multiple bispecific T cell engagers and specific antibody therapies, such as antibody-drug conjugates, or ADCs. In October 2022, the FDA approved Tecvayli (teclistamab, first-in-class BCMAxCD3 bispecific antibody) for patients with at least four prior therapies in relapsed and refractory multiple myeloma becoming the first treatment option with this modality to gain approval in the US. Two other BCMA-directed bispecific antibodies are Pfizer’s elranatamab, which was approved in 2023, and Regeneron’s linvoseltamab, which is expected to be approved in 2024. In addition to Tecvayli, another bispecific antibody developed by Janssen, talquetemab (first-in-class GPRC5DxCD3), was approved in 2023. After GSK noted the failure of the Phase 3 confirmatory DREAMM-3 study in 3L+ relapsed and refractory multiple myeloma, following the request of the FDA, GSK announced plans for full market withdrawal of Blenrep (BCMA targeting ADC). GSK continues to develop Blenrep, and the data from the Phase 3 DREAMM-7 received a positive read-out in late 2023.
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
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields of oncology and gene therapy that may be important for the development of our business. Additionally, we rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions and supplementary protection certificates where available.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of oncology and gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain cell therapies, chimeric antigen receptors, TCRs, genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our approved product and product candidates and other proprietary technologies and processes related to our approved product and product candidates.
As of January 3, 2024, our solely owned or co-owned patent portfolio consists of approximately 27 issued or allowed U.S. patents or patent applications and approximately 45 pending U.S. patent applications covering certain aspects of our cell therapy and gene editing technologies, inventions, and improvements, and covering key aspects of our clinical development candidates and commercial products, as well as approximately 394 granted patents in jurisdictions outside of the United States, approximately 320 patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, and approximately 9 international applications.
Our objective is to continue to protect our portfolio of patents and patent applications in order to protect our gene therapy product candidates and manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—Strategic Collaborations.” From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.
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
In addition, our other oncology programs are in preclinical or early clinical stages and as a result, we do not view the patent portfolios for these programs to be material to 2seventy bio at this time.

Ide-cel Program and Other BCMA-related IP
The multiple myeloma programs include the patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation. See “Certain Relationships and Related Person Transactions‒Relationship with bluebird bio.”
•Biogen. The in-licensed Biogen Inc. (formerly Biogen Idec MA Inc.; referred to herein as Biogen) patent portfolio, contains patents and patent applications directed toward aspects of T cell-based products that target BCMA. We expect the issued composition of matter patents to expire from approximately 2024-2032 (excluding possible patent term extensions). Further, we expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2024-2030 (worldwide, excluding possible patent term extensions).
•NIH. The in-licensed patent portfolio from National Institutes of Health, or NIH, contains patents and patent applications directed towards aspects of chimeric antigen receptor-based immunotherapies that target BCMA. We expect the issued composition of matter and methods patents to expire from approximately 2033-2034 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2033 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. The owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter and methods for generating CAR T cells.
▪As of January 3, 2024, eight patent families of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to CAR composition, methods of manufacture, and methods of treatment. We expect the issued composition of matter and methods patents to expire in approximately 2035 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2035-2040 (worldwide, excluding possible patent term extensions).
▪As of January 3, 2024, we owned one patent family of U.S. non-provisional applications and corresponding foreign applications related to alternative anti-BCMA binders, CARs, and corresponding methods. We expect any patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2041 (worldwide, excluding possible patent term extensions).
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
•2seventy bio IP. Another component of the owned patent portfolio includes the vector manufacturing platform and is potentially applicable to our oncology programs. This portion of the portfolio contains patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 3, 2024, we owned two families of U.S. non-provisional applications and corresponding foreign applications, and two international applications, related to vector manufacturing, purification, and formulation. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2040-2043 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from approximately 2040-2043 (worldwide, excluding possible patent term extensions).
•SIRION. The in-licensed patent portfolio from SIRION contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with a lentiviral vector. We expect the issued method patents to expire in approximately 2033 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2033 (worldwide, excluding possible patent term extensions).
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
◦As of January 3, 2024, we owned 19 patent families of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to CAR/TCR compositions, switch receptors, cell therapies, and methods of treatment. We expect any patents, if issued from a corresponding non-provisional patent application, the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2034-2043 (worldwide, excluding possible patent term extensions).
◦Also as of January 3, 2024, we co-owned (with Seattle Children’s Research Institute) one international application related to compositions and methods for treating patients with regulatable therapeutic T cells, and two provisional applications related to cytokine expressing immune cells. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2042 (worldwide, excluding possible patent term extensions).
◦Also as of January 3, 2024, we co-owned (with Regeneron) one international application related to compositions and methods for treating patients with that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2042 (worldwide, excluding possible patent term extensions).
•T Cell Manufacturing Methods License. We have a nonexclusive license to certain patents and patent applications that are directed to specific methods for generating CAR T cells. We expect the issued method patents to expire in 2026 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2026 (excluding possible patent term extensions).
•T Cell Immunotherapy Product Candidate Licenses. We have in-licensed certain patents and patent applications that are directed to specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.
◦As of January 3, 2024, we had an exclusive license to three families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express particular target antigens. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in approximately 2040 (worldwide, excluding possible patent term extensions).
◦In addition, as of January 3, 2024, we co-owned (with Medigene AG) two patent families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in approximately 2040 (worldwide, excluding possible patent term extensions).
◦Also as of January 3, 2024, we co-owned (with Inhibrx, Inc.) four families of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in approximately 2040 (worldwide, excluding possible patent term extensions).
◦Also as of January 3, 2024, we had a non-exclusive license to one family of U.S. non-provisional applications and corresponding foreign applications directed to compositions and methods for expressing transgenes. We expect any composition of matter or methods patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in approximately 2038 (worldwide, excluding possible patent term extensions).
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
▪As of January 3, 2024, we had an exclusive/co-exclusive license to one family of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to our gene-editing platform and megaTAL binding domains. We expect the issued composition of matter patents to expire in 2030 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2030 (worldwide, excluding possible patent term extensions).
▪In addition, as of January 3, 2024, we had an exclusive license to one family of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to our gene-editing platform and related vectors. We expect the issued composition of matter patent to expire from approximately 2027-2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.
•Academic Gene-editing Licenses. We have in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology programs.

▪As of January 3, 2024, we had an exclusive license to one family of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to our gene-editing platform. We expect the issued patents to expire in 2027 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2027 (worldwide, excluding possible patent term extensions).
▪As of January 3, 2024, we had an exclusive license to one family of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to our gene-editing platform. We expect the issued patents to expire in approximately 2032 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2032 (worldwide, excluding possible patent term extensions).
▪As of January 3, 2024, we also had a non-exclusive license to one family of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2035 (excluding possible patent term extensions). We expect any other patents in this portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2035 (worldwide, excluding possible patent term extensions).
•2seventy bio IP. One aspect of the owned patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene-editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.
▪As of January 3, 2024, we owned ten patent families of U.S. provisional and non-provisional applications, corresponding foreign applications, and any associated issued patents related to our gene-editing platform, including specific gene editing compositions and methods. We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2037-2045 (worldwide, excluding possible patent term extensions).
▪As of January 3, 2024, we co-owned (with Cellectis SA) two patent families of U.S. provisional and non-provisional applications, corresponding foreign applications, and any associated issued patents related to our gene-editing platform. We expect the issued composition of matter patent to expire in 2034 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2034 (worldwide, excluding possible patent term extensions).
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. Our patents expire at various times over the next 20 years, with patent protection for some expiring from 2024 through 2034. We do not expect such expirations to materially affect our business as the patents set to expire during this time cover intellectual property that is used in combination with other proprietary technologies, which technologies are therefore are covered by patents and patent applications with expiration dates beyond 2032. For these reasons, among others, we believe that no single patent expiration would have a material adverse effect on our business as a whole.
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
On November 3, 2021 we entered into a separation agreement with bluebird bio, which is referred to in this Annual Report on Form 10-K, or this Annual Report, as the separation agreement, as well as various other agreements with bluebird bio, including a tax matters agreement, an employee matters agreement, an intellectual property license agreement, a transition services agreement under which we temporarily receive certain services from bluebird bio, and a second transition services agreement under which we temporarily provide certain services to bluebird bio. These agreements also govern certain of our relationships with bluebird bio after the separation. For additional information regarding the separation agreement and the other related agreements, see "Risk Factors—Risks Related to the Separation" and "Certain Relationships and Related Person Transactions—Agreements with bluebird bio." As a result of the distribution, we became an independent, publicly traded company on November 4, 2021.
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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates cell and gene therapy products. CBER works closely with the NIH. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy Investigational New Drug Applications, or INDs.
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
One of the performance goals agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, is to review 90% of standard BLAs within 10 months of the 60-day filing date and 90% of priority BLAs within six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides certain additional information or clarification regarding information already provided in the submission.
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
A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In California the California Consumer Protection Act, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, establishes a privacy framework for covered businesses by creating an expansive definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data security incidents. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
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
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.

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
Human Capital Resources
As of February 1, 2024, we employ approximately 274 full-time employees, 62 of whom hold M.D. or Ph.D. degrees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.
In September 2023, we announced a reduction in workforce of approximately 40% in connection with a strategic restructuring and in January 2024, we announced a reduction in workforce of approximately 14% in connection with a strategic realignment to focus on the development and commercialization of Abecma.
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
Corporate Information
We were incorporated under the laws of the state of Delaware in April 2021. Our mailing address and executive offices are located at 60 Binney Street, Cambridge Massachusetts 02142 and our telephone number at that address is (617) 675-7270.
Available Information

We intend to use our website www.2seventybio.com as a means of disclosing material non-public information and for complying with disclosure obligations under the Securities and Exchange Commission, or the SEC, Regulation FD. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC.
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

Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Position and Capital Needs
Our business has incurred significant losses and we anticipate that we will incur continued losses for the near future. We have never recognized revenue from product sales and may never be profitable.
Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net loss for the year ended December 31, 2023 was $217.6 million, and our net losses for the years ended December 31, 2022 and 2021 were $254.2 million and $292.2 million, respectively.
The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to recognize revenues. We have devoted significant financial resources to research and development, including our clinical development activities for Abecma, which we expect to continue for the foreseeable future. Our current and future revenues will depend upon the size of any markets in which Abecma has received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for Abecma in those markets.
We expect to continue to incur significant expenses and continued operating losses in the near future. We anticipate that our expenses will increase if and as we:
•continue any additional clinical trials of Abecma, which we are co-developing with BMS;
•conduct commercialization activities for Abecma;
•obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel; and
•experience any delays or encounter issues with any of the above.
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even though Abecma has been approved by the FDA for commercial sale, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
We will need to raise additional funding to advance Abecma, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate development or commercialization efforts or other operations. Raising additional capital may dilute our existing stockholders, restrict our operations or cause us to relinquish valuable rights.
As of December 31, 2023, we held cash, cash equivalents and marketable securities of $221.8 million. We may need to raise additional funds sooner than currently anticipated if we choose to pursue additional indications for

Abecma or otherwise expand more rapidly than we presently anticipate. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize Abecma. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Regardless of the terms of any debt or equity financing, our agreements and obligations under the tax matters agreement with bluebird bio, Inc., or bluebird bio, may limit our ability to issue stock. See "—Risks Related to the Separation."
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to significantly curtail, delay or discontinue development programs for the commercialization of Abecma or be unable to expand our operations or otherwise capitalize on our business opportunities as desired, which could materially affect our business, financial condition and results of operations. In addition, if we are unable to obtain necessary funding on a timely basis, we may have to liquidate some or all of our assets and may receive less than the value at which those assets are carried on our audited financial statements, which could cause investors to lose all or a part of their investment.
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
We have limited experience in the sales and marketing activities necessary for the commercialization of Abecma. Our short operating history offers limited insight into our prospects for success or even viability and we expect our operating results to be subject to frequent fluctuations. We will encounter challenges frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations will be materially harmed.
Risks Related to Strategic Realignment
Our strategic realignment to focus on the development and commercialization of Abecma may not be as successful as anticipated, fail to achieve the anticipated cost savings, and cause disruptions in our business that could make it difficult to achieve our strategic objectives.
In January 2024, we announced a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into an asset purchase agreement with Regeneron to sell substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, or the Asset Sale. The Asset Sale is expected to close in the first half of 2024 and is subject to customary closing conditions. We have limited experience implementing similar strategic initiatives and, as a result, we may fail to achieve the associated benefits, or fail to anticipate the associated costs or manage any expected difficulties. If we are unable to successfully manage these realignment activities, our financial performance, results of operations, and prospects could be negatively affected. In addition, the impact of these initiatives could result in variations in our financial results from period to period, which could make comparisons of our financial performance more difficult.
We have recently undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits.
In September 2023, we announced a reduction in workforce of approximately 40% in connection with a strategic restructuring and in January 2024, we announced a reduction in workforce of approximately 14% in connection with a strategic realignment to focus on the development and commercialization of Abecma. These workforce reductions, and any other future reductions, and the attrition that may occur following them, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These reductions and other additional measures we might take to reduce costs could yield unanticipated consequences, such as straining our workforce, diverting management attention, yielding attrition beyond our intended workforce reduction, or reducing employee morale. These unintended effects could cause us to delay, limit, reduce or eliminate certain development plans, or otherwise interfere with our ability to operate and grow our business effectively, which could have an adverse impact on our business, operating results and financial condition. We may not complete current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not realize, in full or in part, the anticipated benefits and cost savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future.
We may not be able to successfully or timely complete the Asset Sale, which could materially impact the market price of our common stock, as well as our future business prospects and our financial condition, results of operations and cash flows.
The Asset Sale may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated. The completion of the Asset Sale is subject to the satisfaction or waiver of customary closing conditions. There can be no assurance that these conditions will be satisfied or waived, or that other events will not intervene to delay or result in the failure to close the Asset Sale. If the Asset Sale is not consummated in a timely manner or at all, our ongoing business may be materially adversely affected, including without limitation, as follows:
•we may experience negative reactions from financial markets and our stock price could decline;
•we may experience negative reactions from employees, partners, suppliers or other third parties;
•our management’s focus would have been diverted from pursuing other valuable opportunities; and
•our costs of completing the Asset Sale may be higher than anticipated and, in any event, would be borne entirely by us.
Risks Related to the Discovery, Product Development and Regulatory Approval
Research and development of biopharmaceutical products is inherently risky. We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Our business depends heavily on successful clinical development, regulatory approvals and commercialization of Abecma. Any future product candidates will require substantial additional development and testing, as well as regulatory approvals, prior to commercialization.
Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through lengthy, complex and expensive preclinical and clinical studies that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. Failure can occur at any time during the preclinical study and clinical trial processes. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled subjects, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite encouraging preclinical study and earlier clinical trial results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical studies. Most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities. If the results of future clinical trials are inconclusive with respect to the safety and efficacy of product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with any product candidate, we may be prevented or delayed in obtaining marketing approval for such product candidates
If we encounter difficulties in recruiting or enrolling subjects in our clinical studies, we could be delayed or prevented from proceeding with clinical trials of Abecma.
Identifying and qualifying patients to participate in clinical studies of Abecma is critical to our success. The timing of our clinical studies depends in part on the speed at which our partner, BMS, can recruit patients to participate, and we may experience delays in our clinical studies if we encounter difficulties in enrollment. The estimated incidence of our target indications, including newly diagnosed multiple myeloma, varies considerably. Determining the incidence of this condition, including in specific geographies or demographic groups, is challenging. The lower the actual incidence of this condition, the more challenges we will encounter enrolling subjects in our clinical studies, which could delay development of Abecma or future product candidates. Clinical trial recruitment and enrollment may also encounter difficulties for a variety of other reasons. The number of patients eligible for a clinical trial may be substantially limited by stringent eligibility criteria in a study protocol, such as the inclusion of biomarker-driven identification or other highly specific criteria related to stage of disease progression or to specific patient reported outcome measures. The number of patients required to power the statistical analysis of the study's endpoints may be very large leading to an extended enrollment period. Issues such as the proximity of subjects to a study site, the complexity of the study design, our ability to recruit investigators with appropriate skill and experience, competing clinical studies for similar therapies or targeting similar subjects, perceptions of the benefit-risk profile of the product candidate relative to other available therapies or product candidates, risk that patients enrolled in clinical trials drop out before clinical trial completion, and ability to obtain and maintain institutional review board, or IRB, approvals and patient consents all could have a substantial impact on the timing of clinical trial enrollment. In addition, our ability to recruit and enroll patients may be significantly delayed by the effects of public health crises, and actual or anticipated government responses to such health events. If we are unable to enroll sufficient subjects in clinical studies in a timely way, obtaining study results will be delayed, which may harm our business, prospects, financial condition, and results of operations.
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
Even if we obtain significant market share for a product within an approved indication, we may never achieve profitability without obtaining marketing approval for additional indications. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our engineered cell therapy product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS received marketing approval from the FDA for Abecma as a treatment for adult patients with relapsed and refractory multiple myeloma who have not responded to, or whose disease has returned after, at least four prior lines of therapy. BMS is conducting additional studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient to support label expansion. For example, based on results from KarMMa-3, we are seeking FDA approval for Abecma as a third line therapy in relapsed and refractory multiple myeloma patients; however, we may not be successful in our efforts to obtain regulatory approval for or successfully commercialize Abecma in this indication.
Any of these factors may negatively affect our ability to recognize revenues from sales of Abecma and any future products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.
If the marketing approval of Abecma and any future approved products is ultimately for more narrow indications than we expect, our business prospects, results of operations, and financial condition would be adversely affected.
Before obtaining marketing approval from regulatory authorities for the commercialization of Abecma in additional indications, we must complete extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidate in humans in such indications, which is expensive, time-consuming and uncertain as to outcome and subject to a high failure rate. We cannot guarantee that any clinical studies would be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product is safe and effective for its proposed indication;
• the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•data collected from clinical trials may not be sufficient to support the submission or to obtain regulatory approval;
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
Furthermore, the timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate, and we may experience delays if we encounter difficulties in recruitment or enrollment. The eligibility criteria of our clinical studies will further limit the pool of available study participants, and the process of finding and diagnosing patients may prove costly. Patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval for our product candidates may be delayed. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner or as required by the FDA or comparable foreign regulatory authorities. We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future.
Even if Abecma demonstrates safety and efficacy in additional indications in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of engineered cell therapy is evolving, and as more products are reviewed by regulatory authorities, regulatory authorities may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested, impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS, or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval. In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics license application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Additionally, certain factors beyond our and our collaborators’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
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
Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of Abecma in additional indications.

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
In September 2020, the FDA accepted for priority review the BLA submitted by BMS for Abecma (ide-cel) as a treatment for relapsed and refractory multiple myeloma and the FDA approved this BLA in March 2021. However, obtaining one regulatory approval does not guarantee that the FDA will conclude that the information BMS has submitted for earlier line indications and may submit for additional or expanded indications for Abecma will be sufficient to support approval for those indications and BMS may fail to obtain additional regulatory approvals in the United States for Abecma. For example, there is no guarantee that the FDA will conclude that the information BMS has submitted to support the supplemental Biologics License Application, or sBLA, for Abecma for triple-class exposed relapsed or refractory multiple myeloma is sufficient to support approval. In February 2024, we and BMS announced that FDA will convene an advisory committee meeting in March 2024 to review data supporting the sBLA for Abecma for triple-class exposed relapsed or refractory multiple myeloma. An advisory committee may recommend against approval of the sBLA or may recommend that the FDA require, as a condition of approval, additional preclinical studies, clinical trials or investigations, limitations on approved labeling or distribution and use restrictions. Even if an advisory committee makes a favorable recommendation, the FDA may still not approve the sBLA. Additionally, certain factors beyond our and BMS’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
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
Undesirable side effects caused by Abecma, other CAR T product candidates targeting B cell maturation antigen, or BCMA, or our other engineered cell therapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictions on the labeling, distribution, or marketing of our approved products or a requirement to conduct potentially costly post-approval studies or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. For example, the prescribing information for Abecma includes a boxed warning for cytokine release syndrome, neurologic toxicities, and hemophagocytic lymphohistiocytosis/macrophage activation syndrome, and Abecma is only available in the U.S. through a REMS program. Additionally, FDA has imposed a post-marketing requirement for Abecma that requires completion of an observational study to assess the long-term safety of Abecma and the risk of secondary malignancies occurring after treatment by following patients for a 15-year period. Further, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies, including Abecma. FDA further required within 30 calendar days the submission of a supplement proposing changes to the approved labeling or a notification to the FDA containing a rebuttal statement detailing the reasons why it is believed that no labeling change is warranted. Side effects and toxicities associated with Abecma, as well as the warnings, precautions, and requirements listed in the prescribing information, could affect the willingness of physicians to prescribe, and patients to use, Abecma and negatively affect market acceptance and commercial sales. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In addition, in June 2023, the Phase 1 trial of the PLAT-08 study of SC-DARIC33 in AML was placed on hold by Seattle Children’s Research Institute following a fatal (Grade 5) serious adverse event in a patient enrolled in the study and in August 2023 the FDA placed a clinical hold on the study. The clinical hold was lifted by the FDA in December 2023. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from engineered cell therapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding engineered cell therapies to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of engineered cell therapies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
If we or others identify undesirable side effects caused by Abecma, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of Abecma;
•regulatory authorities may require the addition of labeling statements, including a “boxed” warning or contraindications, such as the “boxed” warning included in the product label for Abecma;
•we and/or BMS may be required to change the way Abecma is distributed or administered, conduct additional clinical trials or change the labeling for Abecma;
•regulatory authorities may require a REMS plan to mitigate risks, such as the REMS program for Abecma;
•we may be subject to regulatory investigations and government enforcement actions;
•we or BMS may decide to remove Abecma from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking Abecma; and
•our reputation may suffer.
Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of Abecma and any future products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for Abecma and our product candidates.
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or Abecma or future product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our product candidates, labeling restrictions for Abecma or any future approved products, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of future product candidates or demand for any approved products.
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
Obtaining and maintaining regulatory approval of Abecma in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Obtaining and maintaining regulatory approval in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or other comparable foreign regulatory authority grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical or clinical studies, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States, as well as other risks. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, marketing authorization application, or MAA, and BLA submissions and approval of our product candidates, or to support commercialization of Abecma or any future products. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We may be forced to enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms or without delays, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize Abecma or any future products. Some of these events could be the basis for FDA or comparable foreign regulatory action, including injunction, recall, seizure or total or partial suspension of production. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations.
We also may alter various aspects of Abecma, such as the manufacturing, formulation, method of administration or other alterations designed to optimize the candidate or processes for scale necessary for later stage clinical trials and potential approval and commercialization. For example, we intend to switch to a suspension vector for Abecma. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for further clinical development or commercialization, which may cause delays in the initiation or completion of clinical trials or impact commercialization and result in greater costs. We will need to verify, such as through a manufacturing comparability study, that any new manufacturing process, by us or by a new manufacturer, will produce Abecma according to the specifications previously submitted to the FDA or another comparable foreign regulatory authority.
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
We and our contract manufacturers are subject to significant regulation with respect to manufacturing Abecma. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including existing contract manufacturers for Abecma, are subject to extensive regulation. Abecma in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of Abecma that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulators through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval for our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
•collaboration and license arrangements may be terminated, and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
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
Although BMS has responsibility for, and is undertaking, the key commercialization activities for Abecma, to the extent we are required to participate in commercialization activities we have limited experience in doing so, and we may not be able to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling any future products for which we gain regulatory approval, we will need to successfully:
•establish and maintain our relationships with healthcare providers who will be treating the patients who may receive Abecma;
•obtain adequate pricing and reimbursement for any future products, if approved;

•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.
If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop and commercialize Abecma or any future products, if approved, raise capital or continue our operations.
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
If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any future products ourselves. In addition, we may fail to enter into arrangements with third parties to commercialize Abecma or any future product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market any future products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, or if we are unable to do so on commercially reasonable terms, we will not be successful in commercializing any future product candidates if approved and our business, prospects, financial condition and results of operations will be materially harmed.

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
•our ability to educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies;
•any restrictions on the use of Abecma or any future products together with other medications or restrictions on the use of our products in certain types of patients;
•the prevalence and severity of any adverse effects associated with Abecma or any future products;
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
•our ability to competitively differentiate Abecma’s real-world safety, efficacy and product reliability and predictability profile;
•the effectiveness of our sales and marketing strategies; or
•publicity concerning our products or competing products and treatments.
If Abecma or any future products do not achieve an adequate level of acceptance by patients, physicians and payors, we may not recognize sufficient revenue from our product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that future products, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of Abecma or any future products may require significant resources and may never be successful.
Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably. Price controls may be imposed in foreign markets, which may harm our future profitability.
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Market acceptance and sales of Abecma and any approved product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and government authorities and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. For more information, see the section of this Annual Report titled “Business – Government Regulations – Pricing, Coverage and Reimbursement.”
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
Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We or our partners may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any future product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, future products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize any future products. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.
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
Abecma and any future product candidates for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements governing, among other things, the research, development, testing, manufacturing, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our products. These requirements include submissions of safety and other postmarketing information and reports, facility registration and drug listing requirements, as well as continued compliance with GMP. Even if we, BMS or any other of our collaborators obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. For more information, see the section of this Annual Report titled “Business – Government Regulation – Healthcare and Privacy Laws.”
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
Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA created additional obligations with respect to processing and storing personal information that took effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA, and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or the CPA, into law. The CDPA and the CPA both became effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
The use of Abecma and future product candidates in clinical studies and the sale of Abecma or any future products exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. There is a risk that Abecma or any future product for which we obtain marketing approval may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section of this Annual Report titled “Business – Government Regulation – Healthcare Reform.”
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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. We may experience business interruptions or negative market conditions arising out of global crises, including international conflicts, or future public health events. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of third-party suppliers and manufacturers to manufacture Abecma as well as clinical trial materials for product candidates.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank and Signature Bank after each bank was unable to continue its operations. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
Our prospects for success depend on our ability to retain our management team and to attract, retain and motivate qualified personnel.
We are highly dependent on our management and personnel. Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
Our operating results will likely fluctuate from quarter to quarter and year to year and be difficult to predict. In addition, our licensing and collaboration agreements with other companies include research and development funding and milestone payments to us, and we expect that amounts earned from our collaboration agreements will be an important source of our revenues. Accordingly, our revenues will also depend on our existing collaboration and license agreements, including, in particular, our collaboration with BMS. These payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, or business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses.
The cumulative effects of these factors, will likely result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.
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
Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.
Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Like other companies in our industry, we have experienced non-material threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems from time to time. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, cybersecurity incidents, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or cybersecurity incident that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies or cybersecurity incidents. Specifically, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, cybersecurity incidents, cyberattacks and other related events.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other cybersecurity incidents that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us. These events could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security events can be difficult to detect, and any delay in identifying them may lead to increased harm. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.
Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable foreign regulators, provide accurate information to the FDA and applicable foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately and/or disclose unauthorized activities to us. In particular, research and development, sales, marketing and business arrangements in the healthcare industry are subject to considerable laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict, regulate or prohibit a wide range of activities pertaining to clinical trials including the informed consent process, data integrity, and conducting the study in accordance with the investigational plan, and for approved products, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, possible exclusions from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages and reputational harm.
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
•potential approval of Abecma in earlier lines of therapy;
•results of clinical studies of our competitors' products;
•failure to timely close the Asset Sale;
•failure to adequately protect our trade secrets;
•our inability to raise additional capital, if needed, and the terms on which we raise it;
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
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations related to Abecma. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established processes to assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. In an effort to protect our information systems from cybersecurity threats, we have implemented information security and incident response policies as well as operating procedures. We also use various security tools that are designed to help us identify risks from cybersecurity threats, and escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner. We have an informal risk oversight committee, which is comprised of representatives from our information technology and legal functions, in consultation with business operations, as needed. The committee assesses risks based on probability and potential impact to key business systems and processes. We have established a process for risks that are considered high, including risks from cybersecurity threats, to be incorporated into our overall risk management program and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.
We also collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These third parties include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We leverage these third parties to provide virtual chief information security officer and, if necessary, cybersecurity incident response services as well as to perform periodic penetration testing and other vulnerability scans. We also maintain processes designed to proactively manage potential supply chain risks posed by third-party vendors. As part of our cybersecurity risk management program, we work with certain third-party vendors to assess the their cybersecurity processes, including a process for requesting that vendors who have access to our systems and data complete cybersecurity questionnaires prior to onboarding.
We face a number of cybersecurity risks in connection with our business. While cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected, and we do not believe they are reasonably likely to materially affect, our Company, including our business strategy, results of operations, or financial condition, to date, we have, like other companies in our industry, from time to time, experienced threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems. Refer to the risk factor captioned "Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations" in Part I, Item 1A. "Risk Factors" for additional description of cybersecurity risks and potential related impacts on our Company.
Governance
Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the significant identified risks. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, as appropriate. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis, including reviewing assessments of our cybersecurity program and strategy for the prevention, detection, mitigation, and remediation of cybersecurity incidents.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. The Company's VP of IT is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The VP of IT meets periodically with the Company’s leadership team to discuss the status of the Company’s cybersecurity program and relevant updates, as appropriate. The current VP of IT and the Director of Operations, who is directly responsible for day-to-day cybersecurity program and security operations, have over 20 years of combined experience in information security. The VP of IT and the Director of Operations provide periodic updates on our cybersecurity risk profile to the Audit Committee of our board of directors.

Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2023:
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
We believe that our existing facilities are adequate for our current needs.
In connection with the Asset Sale, Regeneron also agreed to sublease our facilities in Seattle, Washington, and a portion of our facilities in Cambridge, Massachusetts.
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

Holders of Our Common Stock
As of February 29, 2024 there were approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of Abecma and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.
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
Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of Abecma (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, or FDA, for multiple myeloma. Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. Together with our partner, BMS, we are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody.
On January 29, 2024, we began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into an asset purchase agreement with Regeneron to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets. Upon closing of the transaction, which is subject to customary closing conditions, Regeneron will assume all of the ongoing programs, infrastructure and personnel costs related to these programs. The transaction is expected to close in the first half of 2024.
We have never been profitable and have incurred net losses since inception. Our net losses for the years ended December 31, 2023, 2022 and 2021 were $217.6 million, $254.2 million and $292.2 million, respectively. We expect to continue to incur expenses and operating losses for at least the next several years as we continue to develop and commercialize Abecma with our partner, BMS.
As we continue to develop and seek to obtain regulatory approval for Abecma in earlier lines of therapy, expand site footprint, educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, competitively differentiate Abecma’s real-world safety, efficacy and product reliability and predictability profile, continue to support the quality control of the LVV, manufacturing and the transition to suspension LVV, which will deliver additional efficiencies and cost savings, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Abecma. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $221.8 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma and not taking into consideration our strategic realignment and the Asset Sale with Regeneron which is expected to close in the first half of 2024, we expect that our cash, cash equivalents and marketable securities, will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report. We may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market, or the ATM, facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report and we do not have any current plans to sell shares under the ATM.
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
On November 4, 2021, bluebird bio completed the separation and spin-off of its oncology portfolio and programs into 2seventy bio, retaining its severe genetic disease portfolio and programs. In connection with the separation, certain assets and liabilities, including certain accounts receivables and accounts payables, included on the consolidated and combined balance sheets prior to the separation have been retained by bluebird bio post-separation and, therefore, were adjusted through net parent investment in our consolidated and combined financial statements. In addition, in connection with the separation, certain equity awards were converted in accordance with the Employee Matters Agreement, as further described in Note 13, Stock-based compensation, in the notes to our audited consolidated and combined financial statements. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital.

Financial Operations Overview
Revenue
Our revenues have been derived from collaboration arrangements and out-licensing arrangements, related to our collaboration arrangement with BMS as part of which we are jointly commercializing Abecma in the United States and our collaboration arrangement with Regeneron. To date, all revenue we have recognized relating to the sale of products has been the collaboration revenue derived from commercial sales of Abecma by BMS, and we have not recognized any revenue from the sale of products by us.
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
•costs related to acquiring and manufacturing clinical study materials;
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
•KarMMa-9 study – a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel with Lenalidomide maintenance versus Lenalidomide maintenance therapy alone in adult participants with newly diagnosed multiple myeloma who have suboptimal response after autologous stem cell transplantation. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement.
•CRC-403 study – an open-label, multi-site Phase 1/2 dose-escalation study to examine the safety and efficacy of bbT369 in relapsed and/or refractory B Cell Non-Hodgkin's Lymphoma, or NHL.
•PLAT-08 study – an open-label Phase 1 study to examine the safety and efficacy of SC-DARIC33 in pediatric and young adult relapsed or refractory acute myeloid leukemia, or AML.
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
We expect our ongoing research and development expenses to be driven mainly by funding our share of the costs of development of Abecma, including clinical expansion to earlier lines of therapy, through our collaboration with BMS.
Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefits, personnel-related discretionary bonus, and stock-based compensation costs directly related to specific programs. In the prior period disclosures, we did not allocate discretionary bonus and stock-based compensation. However, beginning in 2022, we have allocated these costs among specific programs and have conformed the prior period presentation to reflect this allocation. We do not allocate certain general research and platform personnel costs, certain laboratory and related expenses, rent expense, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year ended December 31,
	2023	2022	2021
ide-cel	$40,682	$45,896	$71,958
bb21217	1,086	3,734	10,001
bbT369	34,897	29,256	20,172
SC-DARIC33	2,330	3,985	8,307
Preclinical programs	47,502	60,590	36,436
Total direct research and development expense	126,497	143,461	146,874
General research and platform personnel costs	26,039	21,638	36,996
Unallocated laboratory and manufacturing expenses	13,435	16,792	14,341
Facility and other support costs	64,787	66,844	54,406
Total other research and development expenses	104,261	105,274	105,743
Total research and development expense	$230,758	$248,735	$252,617
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
Restructuring expenses
In September 2023, we announced our restructuring plan, or Restructuring Plan, to conserve financial resources and better align our workforce with current business needs. As part of the Restructuring Plan, our workforce was reduced by approximately 40%. Substantially all of the reduction in personnel was completed by December 31, 2023. In connection with the Restructuring Plan, we incurred one-time costs in the third quarter of 2023 relating to severance and retention packages and related benefits. These costs were recorded as restructuring expenses in our consolidated statements of operations and comprehensive loss.
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
Share of Collaboration Loss
Share of collaboration loss represents our share of net loss arising from product sales less cost of goods sold and shared commercial costs and other expenses related to the commercialization of a product where the collaborator is the principal in the product sales. Refer to Financial Operations Overview – Revenue for further discussion of collaboration arrangements that are accounted for pursuant to ASC 808.
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
As of December 31, 2023, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.4 million as of December 31, 2023, which are classified within other non-current liabilities on our consolidated balance sheet.
Goodwill Impairment Charge
As noted within “Change in Fair Value of Contingent Consideration” above, we assumed goodwill related to the Pregenen acquisition upon our separation from bluebird bio. As discussed further in Note 17, Goodwill, in the notes to our audited consolidated and combined financial statements, the sustained decline in the price of our common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics triggered an indicator of impairment during the third quarter of 2023. Upon completing a quantitative goodwill impairment test, we recorded a non-cash impairment charge of $12.1 million, writing off our goodwill balance in its entirety.
Other Income, Net
Other income, net consists primarily of rental income from a third party, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio.
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
We recognize revenue within the following financial statement captions:
Service Revenue
To date, our service revenue has primarily been generated from the elements of the collaboration arrangements with BMS and Novo Nordisk that are accounted for pursuant to Topic 606, using the five-step model described above. We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For the elements of the arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, we record the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive income (loss). Refer to Financial Operations Overview – Revenue above for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ended December 31, 2023, 2022 and 2021, service revenue consisted of the following:

	Year Ended December 31,
	2023	2022	2021
ide-cel ex-U.S. service revenue from BMS	$14,751	$13,226	$16,895
bb21717 license and manufacturing service revenue from BMS	—	35,762	—
Service revenue from December 2021 agreement with Novo Nordisk	5,765	6,501	—
Other	3,628	—	4,486
Total service revenue	$24,144	$55,489	$21,381
Collaborative Arrangement Revenue and Share of Collaboration Loss
To date, collaborative arrangement revenue has been primarily generated from the collaboration arrangements with BMS and Regeneron, as further described in Note 10, Collaborative arrangements and strategic partnerships, in the notes to our audited consolidated and combined financial statements. We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated and combined statements of operations and comprehensive loss based on the nature of the payments. Refer to Financial Operations Overview – Revenue above for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ended December 31, 2023, 2022 and 2021, collaborative arrangement revenue consisted of the following:

	Year Ended December 31,
	2023	2022	2021
U.S. Abecma collaboration with BMS	$50,010	$12,781	$19,425
Collaboration with Regeneron	21,591	19,577	7,496
Total collaborative arrangement revenue	$71,601	$32,358	$26,921

To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our consolidated and combined statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The table below summarizes the impact of the Abecma U.S.

collaboration profit/loss share on our consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021, (in thousands).

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$1,366	$45,637
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	604	4,373
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$1,970	$50,010
Share of collaboration loss (1)	$—	$—	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(2,167)	(1,136)	(8,275)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(70)	(73)	(472)
Total impact of Abecma U.S. collaboration profit/loss share on our statement of operations	$20,202	$22,001	$(1,701)	$761	$41,263

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$7,286	$(2,505)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	1,431	5,644
Collaborative arrangement revenue (1)	$—	$—	$4,064	$8,717	$12,781
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$—	$(9,642)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,086)	(2,696)	(2,175)	(2,615)	(9,572)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(628)	(587)	(256)	(246)	(1,717)
Total impact of Abecma U.S. collaboration profit/loss share on our statement of operations	$(8,066)	$(7,573)	$1,633	$5,856	$(8,150)

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Our share of profits (losses), net of our share of BMS costs for commercial activities	$—	$(11,766)	$9,762	$7,901	$5,897
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	—	1,695	845	917	3,457
Collaborative arrangement revenue (1)	$—	$—	$10,607	$8,818	$19,425
Share of collaboration loss (1)	$—	$(10,071)	$—	$—	$(10,071)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	—	(2,940)	(1,311)	(1,358)	(5,609)
Costs of commercial activities incurred by us, prior to BMS reimbursement	—	(449)	(379)	(476)	(1,304)
Total impact of Abecma U.S. collaboration profit/loss share on our statement of operations	$—	$(13,460)	$8,917	$6,984	$2,441

(1)This calculation is performed on a quarterly basis and consists of our share of profits, net of our share of BMS costs for commercial activities, offset by reimbursement from BMS for our commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period. Collaborative arrangement revenue net of share of collaboration loss was $50.0 million, $3.1 million, and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated and combined statements of operations and comprehensive loss based on their fair values.
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

Comparison of the years ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022	Change
Revenue:
Service revenue	$24,144	$55,489	$(31,345)
Collaborative arrangement revenue	71,601	32,358	39,243
Royalty and other revenue	4,642	3,649	993
Total revenues	100,387	91,496	8,891
Operating expenses:
Research and development	230,758	248,735	(17,977)
Cost of manufacturing for commercial collaboration	14,819	14,851	(32)
Selling, general and administrative	69,414	79,450	(10,036)
Share of collaboration loss	—	9,642	(9,642)
Restructuring expenses	8,614	—	8,614
Cost of royalty and other revenue	2,099	1,726	373
Change in fair value of contingent consideration	235	232	3
Goodwill impairment charge	12,056	—	12,056
Total operating expenses	337,995	354,636	(16,641)
Loss from operations	(237,608)	(263,140)	25,532
Interest income, net	12,413	2,932	9,481
Other income, net	7,625	6,055	1,570
Loss before income taxes	(217,570)	(254,153)	36,583
Income tax expense	—	—	—
Net loss	$(217,570)	$(254,153)	$36,583
Revenue. Total revenue was $100.4 million for the year ended December 31, 2023, compared to $91.5 million for the year ended December 31, 2022. In 2023, revenue amounts consisted of our share of commercial profits from Abecma sales, collaboration revenue with our collaboration partners such as Regeneron, and service revenue from our collaboration and license agreement with Novo Nordisk, reimbursement by BMS related to our performance of services for Abecma that benefited ex-US geographies under our collaboration agreement, and royalty revenue recognized on net sales of Breyanzi (lisocabtagene maraleucel) by BMS. We saw a large increase in collaborative arrangement revenue in 2023 primarily due to increased revenue from our share of commercial profits from Abecma in the first half of 2023. The decrease in service revenue was primarily driven by the release of $35.8 million of deferred revenue in 2022 in connection with our completion of bb21217 license and manufacturing services when BMS released us of our performance obligation to manufacture vector for bb21217.
Research and Development Expenses. Research and development expenses were $230.8 million for the year ended December 31, 2023, compared to $248.7 million for the year ended December 31, 2022. The overall decrease of $18.0 million was primarily attributable to the following:
•$11.7 million of decreased costs incurred under our partnerships with Gritstone Oncology, Inc. and Seattle Children’s Therapeutics relating to start-up and initial patient advance costs in 2022, as well as a decrease in net research and development expenses recognized under our collaboration with BMS;
•$9.6 million of decreased employee compensation expenses, primarily resulting from the 40% reduction to our workforce announced in September 2023. The decrease was also driven by a decrease in stock-based compensation expense due to an overall decrease in the value of outstanding awards and the September 2023 workforce reduction;

•$3.2 million of decreased lab expenses and other platform costs primarily related to lab consumables;
•$1.9 million of decreased amortization expense associated with the intangible asset acquired in our purchase of Pregenen in 2014. The amortization of this intangible asset was completed in the second quarter of 2022;
•$1.4 million of decreased IT and other facility-related costs; and
•$0.9 million of decreased consulting and professional service fees, mainly consisting of decreased contractor and consulting support for quality, regulatory, and manufacturing work.
These decreased costs were partially offset by $10.6 million of increased manufacturing activities for suspension lentiviral vector for ide-cel development in the first half of 2023 and increased starting materials in the second half of 2023.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $14.8 million for the year ended December 31, 2023, compared to $14.9 million for the year ended December 31, 2022. This was due to a slight decrease in quality testing performed by us on Abecma inventory during 2023 compared to 2022. These costs primarily consist of the salaries and benefits for our quality employees and laboratory expenses incurred to support quality testing on Abecma inventory testing.
Restructuring Expenses. The increase in restructuring expenses is a result of the costs associated with the workforce reduction announced in September 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $69.4 million for the year ended December 31, 2023, compared to $79.5 million for the year ended December 31, 2022. The decrease of $10.0 million was primarily due to the following:
•$8.9 million of decreased employee compensation primarily resulting from the 40% reduction to our workforce as part of our restructuring, effective as of September 2023; and
•$1.2 million of decreased consulting and professional service fees in 2023 compared to 2022, associated with our spin-off from bluebird bio.
These decreased costs were offset by $1.0 million of increased facility related expenses.
Share of Collaboration Loss. Share of collaboration loss for the year ended December 31, 2022, represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during the first half of 2022, as we recorded collaborative arrangement revenue related to this collaboration in the second half of 2022.
Cost of Royalty and Other Revenue. Cost of royalty and other revenue was $2.1 million for the year ended December 31, 2023, compared to $1.7 million for the year ended December 31, 2022 and represents amounts owed to third-party licensors on revenues recognized under our out-license arrangements. The increase is attributable to increased royalty and other revenue in the same periods driven by sales of Breyanzi (lisocabtagene maraleucel) by BMS.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Goodwill Impairment Charge. During the third quarter of 2023 and more recently, we experienced a sustained decline in the price of our common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test which resulted in a non-cash impairment charge of $12.1 million in the third quarter of 2023. Refer to Note 19, Goodwill, in the notes to our audited consolidated and combined financial statements for further discussion.

Other Income, Net. Other income, net primarily consists of rental income, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio.
Liquidity and Capital Resources
Historically, for periods prior to the separation from bluebird bio, the primary source of liquidity for our business was cash flow allocated to us from bluebird bio. Prior to separation, transfers of cash to and from bluebird bio have been reflected in net parent investment in the historical consolidated and combined balance sheets, statements of cash flows and statements of equity (deficit). Accordingly, for periods prior to the separation we have not reported cash or cash equivalents. bluebird bio continued to fund our cash needs through the date of the separation. Upon separation, bluebird bio funded us with approximately $441.5 million of cash, cash equivalents, and marketable securities, of which $140.8 million was cash and cash equivalents, $267.7 million was marketable securities and $33.0 million was restricted investments.
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $221.8 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma and not taking into consideration our strategic realignment and the Asset Sale to Regeneron which is expected to close in the first half of 2024, we expect that our cash, cash equivalents and marketable securities, will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report. We may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market, or the ATM, facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report and we do not have any current plans to sell shares under the ATM.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the year ended December 31, 2023, we incurred a loss of $217.6 million and used $166.9 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the near future.

Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(166,858)	$(228,140)	$(206,855)
Net cash provided by (used in) investing activities	43,861	3,753	(17,586)
Net cash provided by financing activities	127,390	166,229	354,889
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$4,393	$(58,158)	$130,448
Cash Flows from Operating Activities
Net cash used in operating activities was $166.9 million for the year ended December 31, 2023 and primarily consisted of a net loss of $217.6 million adjusted for non-cash items, including stock-based compensation of $32.2 million, goodwill impairment charges of $12.1 million, depreciation and amortization of $10.3 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Net cash used in operating activities was $228.1 million for the year ended December 31, 2022 and primarily consisted of a net loss of $254.2 million adjusted for non-cash items, including stock-based compensation of $41.0 million, depreciation and amortization of $11.5 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Net cash used in operating activities was $206.9 million for the year ended December 31, 2021 and primarily consisted of a net loss of $292.2 million adjusted for non-cash items, including stock-based compensation of $54.6 million, depreciation and amortization of $16.4 million, and the change in fair value of contingent consideration of $0.4 million, as well as the change in our net working capital.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 was $43.9 million and was driven by $304.9 million of proceeds from maturities of marketable securities and $18.0 million of proceeds from maturities of restricted investments, which was offset by $246.7 million related to purchases of marketable securities, purchases of property, plant and equipment of $13.9 million, and the purchase of restricted investments of $18.4 million.
Net cash provided by investing activities for the year ended December 31, 2022 was $3.8 million and was driven by $180.4 million of proceeds from maturities of marketable securities and proceeds from maturities of restricted investments of $2.0 million, which was offset by purchase of property, plant and equipment of $30.8 million, and the purchase of restricted investments of $2.0 million.
Net cash used in investing activities for the year ended December 31, 2021 was $17.6 million and was driven by the purchase of restricted investments of $33.0 million, the purchase of property, plant, and equipment of $11.6 million, along with the purchase of intangible assets of $8.0 million. These were offset by $35.0 million of proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $127.4 million and was primarily due to net proceeds received of $117.0 million from the issuance of common stock in a public offering in March 2023 along with net proceeds of $9.9 million from the issuance of common stock to Regeneron from the January 2023 Share Purchase Agreement.
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
Funding Requirements
We intend to incur costs in support of the advancement of Abecma into earlier lines of therapy and in support of the ongoing commercialization of Abecma pursuant to our cost sharing arrangements with BMS, other capital expenditures, working capital requirements, and other general corporate activities.
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
Because of the numerous risks and uncertainties associated with the development and commercialization of Abecma and future product candidates, we are unable to estimate the exact amount of our working capital requirements. The scope of our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
▪the costs, timing and outcome of regulatory approvals for Abecma in earlier lines of therapy;
▪the costs of activities, including clinical trials, sales, marketing, medical affairs, manufacturing and distribution, for Abecma;
▪the cost and timing of hiring new employees or contractors to support our activities;
▪the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
▪the timing, receipt and amount of sales of, or milestone payments related to or royalties on Abecma, if any.
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
Until such time, if ever, as we can generate positive operating cash flows, we may need to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, this could result in dilution and could adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.
If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or any future product candidates or grant licenses on terms that may not be favorable to us.
If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market any future product candidates that we would otherwise prefer to develop and market ourselves.
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
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to us. In November 2021, we executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. The lease amendment allowed for an additional tenant improvement allowance of $19.1 million to support the build out of the drug product manufacturing facility, substantially all of which has been incurred and fully reimbursed by the landlord.
Seattle, Washington Leases
In July 2018, bluebird bio entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. This lease was assigned to us in connection with the separation. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. We moved into the facility in June 2019. The lease allowed for a tenant improvement allowance, of which we utilized $8.0 million which has been fully reimbursed by the landlord.
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
In connection with the Asset Sale, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. Please refer to Note 7, Leases, in the notes to the audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our future minimum commitments under ASC 842 under our operating leases and Note 20, Subsequent Events, for further information on the terms of the Asset Sale to Regeneron.
Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, bluebird bio agreed to make contingent cash payments to the former equity holders of Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, was attributed to us in connection with the separation. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as a component of other non-current liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equity holders of Pregenen during the third quarter of 2017. As of December 31, 2023, the aggregate remaining undiscounted amount of contingent consideration potentially payable is $99.9 million. As of December 31, 2023 and 2022, $2.4 million and $2.2 million, respectively, is reflected as a non-current liability in the consolidated balance sheets, which represents the fair value of our contingent consideration obligations as of that date.
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
Based on our development plans as of December 31, 2023, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2023, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with the National Institutes of Health, or NIH, which was attributed to us in the separation, pursuant to which we license certain patent applications related to ide-cel, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of Abecma, which is covered by the in-licensed intellectual property, we are obligated to pay NIH a percentage of annual net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
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
•Under a license and collaboration agreement with Medigene Immunotherapies, GmbH, or Medigene, which was attributed to us in the separation, we may utilize Medigene’s technology to research, develop and commercialize immune-oncology cell therapies including personalized T cell-based immunotherapies. We entered into an amendment to the agreement relating to the Collaboration Target MAGE-A4 in October 2022. According to the terms of the amendment, we may be obligated to pay up to $29 million in aggregate for development milestones, $39 million in aggregate for regulatory milestones for the first indication, and $19.5 million in aggregate for regulatory milestones for each additional indication. Under the amendment, we were required to pay a $3.0 million development milestone to Medigene in the first quarter of 2023. We may be subject to additional development and regulatory milestones relating to additional Collaboration Targets. We may be obligated to pay mid- to upper-single-digit tiered royalty payments, not exceeding 10%, base on annual net sales. Further, we may be obligated to pay up to $150 million in one-time aggregated sales milestones on a target-by-target basis. The royalties payable under this agreement are subject to reduction for any third-party payments required to be made, with a maximum reduction of fifty percent (50%) on net sales for any quarter.
•Under a license and collaboration agreement with Inhibrx, Inc., or Inhibrx, which was attributed to us in the separation, we will research, develop and commercialize chimeric antigen receptor, or CAR, T cell therapies using Inhibrx’s proprietary single domain antibody, or sdAb, platform to multiple cancer targets. We may be obligated to pay up to $51.5 million in the aggregate per target for development, regulatory, and commercial milestones as well as mid-single-digit tiered royalty payments based on annual net sales.

•Under a 2011 license agreement, Institut Pasteur granted a license to bluebird bio for certain patents relating to the use of DNA sequences, LVV and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations, or the Licensed Pasteur IP. In February 2023, we entered into a partial assumption and assignment agreement with bluebird bio and Institut Pasteur, by which bluebird bio assigned us its rights, obligations and interests under the 2011 license agreement, to any and all uses of the Licensed Pasteur IP in connection with the prevention, diagnosis or treatment of oncological diseases or disorders and hemophilia. Prior to entering into the partial assignment and assumption agreement, the Licensed Pasteur IP was sublicensed by bluebird bio to us under the Intellectual Property License Agreement, dated as of November 3, 2021, entered into in connection with the Separation. After the expiration of the last valid patent covered by Licensed Pasteur IP, we terminated the agreement with Institut Pasteur, effective as of December 31, 2023.
•In connection with the separation, bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, including with respect to patents licensed to bluebird bio by Research Development Foundation, or RDF sublicense) to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. For already commercialized products and upon commercialization of our future products covered by the in-licensed intellectual property, we are and will be obligated to pay a percentage of net sales as a royalty in the low single digits.
•Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement, or the Resilience License Agreement, among others, which are collectively referred to as the Ancillary Agreements. One of the manufacturing agreements, or the Development Manufacturing Supply Agreement, supports ongoing manufacturing for lentiviral vector for development candidates. The other manufacturing agreement for the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, Abecma, or the Commercial Supply Agreement, was assigned by us to BMS on June 23, 2023. Certain rights and obligations under the Ancillary Agreements were assigned by bluebird bio to us on November 4, 2021 upon our separation of 2seventy bio from bluebird bio. The assignments under the Ancillary Agreements commit us to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. During the second quarter of 2023, we paid a total of $14.2 million to Resilience for its share of net operating losses. The disposition of the net assets of the manufacturing facility previously assigned to us was reflected as a transfer to bluebird bio via a net parent investment as a result of bluebird bio’s sale of such facility in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital. We are not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
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
We have various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2024	$6,671
2025 and thereafter	—
Total purchase commitments	$6,671

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $221.8 million, primarily invested in U.S. government agency securities and treasuries, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2023, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.0 million.
Foreign currency fluctuation risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. Although we do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

Item 9B. Other Information
(a) Not applicable.
(b) During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
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

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of the Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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
_______________

Item 16. Form 10–K Summary
We have elected not to include summary information.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of 2seventy bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 2seventy bio, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
March 7, 2024

2seventy bio, Inc.
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$74,958	$71,032
Marketable securities	142,031	195,238
Prepaid expenses	7,365	13,652
Receivables and other current assets	13,411	20,960
Total current assets	237,765	300,882
Property, plant and equipment, net	58,150	55,735
Marketable securities	4,816	1,414
Intangible assets, net	6,594	7,302
Goodwill	—	12,056
Operating lease right-of-use assets	219,958	240,885
Restricted investments and other non-current assets	38,143	38,391
Total assets	$565,426	$656,665
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,028	$7,208
Accrued expenses and other current liabilities	25,688	54,678
Operating lease liability, current portion	12,660	11,164
Deferred revenue, current portion	15,403	3,000
Collaboration research advancement, current portion	—	3,744
Total current liabilities	59,779	79,794
Deferred revenue, net of current portion	3,918	5,000
Operating lease liability, net of current portion	244,013	259,008
Other non-current liabilities	2,416	2,397
Total liabilities	310,126	346,199
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 50,632 and 37,928 shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	5	4
Additional paid-in capital	766,716	606,986
Accumulated other comprehensive loss	(204)	(2,877)
Accumulated deficit	(511,217)	(293,647)
Total stockholders’ equity	255,300	310,466
Total liabilities and stockholders’ equity	$565,426	$656,665
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Operations and Comprehensive Loss
(in thousands)

	Year ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$24,144	$55,489	$21,381
Collaborative arrangement revenue	71,601	32,358	26,921
Royalty and other revenue	4,642	3,649	6,220
Total revenues	100,387	91,496	54,522
Operating expenses:
Research and development	230,758	248,735	252,617
Cost of manufacturing for commercial collaboration	14,819	14,851	9,320
Selling, general and administrative	69,414	79,450	93,506
Share of collaboration loss	—	9,642	10,071
Restructuring expenses	8,614	—	—
Cost of royalty and other revenue	2,099	1,726	2,517
Change in fair value of contingent consideration	235	232	439
Goodwill impairment charge	12,056	—	—
Total operating expenses	337,995	354,636	368,470
Loss from operations	(237,608)	(263,140)	(313,948)
Interest income, net	12,413	2,932	88
Other income, net	7,625	6,055	21,647
Loss before income taxes	(217,570)	(254,153)	(292,213)
Income tax expense	—	—	—
Net loss	$(217,570)	$(254,153)	$(292,213)
Net loss per share - basic and diluted	$(4.42)	$(7.13)	$(12.44)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	49,276	35,637	23,499
Other comprehensive loss:
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million, $0.0 million, and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.	$2,673	$(2,165)	$(712)
Total other comprehensive loss	$2,673	$(2,165)	$(712)
Comprehensive loss	$(214,897)	$(256,318)	$(292,925)
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Stockholders’ Equity
(in thousands)

	Common stock		Net parent investment	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2020	—	$—	$74,629	$—	$—	$—	$74,629
Stock-based compensation - bluebird allocation	—	—	44,626	—	—	—	44,626
Transfers from bluebird bio			517,936	—	(230)	—	517,706
Consummation of spin-off transaction, which includes issuance of pre-funded warrants to purchase 757,575 shares of common stock (refer to Note 9, Stockholders’ equity)	23,369	2	(384,472)	384,470	—	—	—
Vesting of restricted stock units	7	—	—	—	—	—	—
Stock-based compensation	—	—	—	9,012	—	—	9,012
Issuance of unrestricted stock awards to settle accrued employee compensation	209	—	—	6,544	—	—	6,544
Other comprehensive loss	—	—	—	—	(482)	—	(482)
Net loss	—	—	(252,719)	—	—	(39,494)	(292,213)
Balances at December 31, 2021	23,585	$2	$—	$400,026	$(712)	$(39,494)	$359,822
Vesting of restricted stock units	374	—	—	—	—	—	—
Exercise of stock options	2	—	—	17	—	—	17
Issuance of common stock in private placement, net of issuance costs	13,934	2	—	165,531	—	—	165,533
Stock-based compensation	—	—	—	41,040	—	—	41,040
Purchase of common stock under ESPP	33	—	—	372	—	—	372
Other comprehensive loss	—	—	—	—	(2,165)	—	(2,165)
Net loss	—	—	—	—	—	(254,153)	(254,153)
Balances at December 31, 2022	37,928	$4	$—	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	604	—	—	—	—	—	—
Exercise of stock options	1	—	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	—	117,003	—	—	117,004
Issuance of common stock to Regeneron	1,115	—	—	9,859	—	—	9,859
Stock-based compensation	—	—	—	32,159	—	—	32,159
Purchase of common stock under ESPP	114	—	—	702	—	—	702
Other comprehensive income	—	—	—	—	2,673	—	2,673
Net loss	—	—	—	—	—	(217,570)	(217,570)
Balances at December 31, 2023	50,632	$5	$—	$766,716	$(204)	$(511,217)	$255,300
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(217,570)	$(254,153)	$(292,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	235	232	439
Depreciation and amortization	10,285	11,533	16,350
Stock-based compensation expense	32,159	41,040	54,629
Goodwill impairment charge	12,056	—	—
Other non-cash items	(6,627)	85	430
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,735	(7,332)	1,757
Operating lease right-of-use assets	20,927	34,649	15,541
Accounts payable	(423)	327	(6)
Accrued expenses and other liabilities	(27,713)	(140)	15,733
Operating lease liabilities	(13,499)	(12,042)	(16,199)
Deferred revenue	11,321	(22,762)	4,180
Collaboration research advancement	(3,744)	(19,577)	(7,496)
Net cash used in operating activities	(166,858)	(228,140)	(206,855)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,865)	(30,810)	(11,575)
Purchases of marketable securities	(246,743)	(145,908)	—
Proceeds from maturities of marketable securities	304,899	180,447	34,986
Purchase of intangible assets	—	—	(8,000)
Purchase of restricted investments	(18,430)	(1,976)	(32,997)
Proceeds from maturities of restricted investments	18,000	2,000	—
Net cash provided by (used in) investing activities	43,861	3,753	(17,586)
Cash flows from financing activities:
Transfers from bluebird bio	—	—	354,889
Proceeds from issuance of common stock in public offering, net of issuance costs	117,004	—	—
Proceeds from issuance of common stock to Regeneron, net of issuance costs	9,859	—	—
Proceeds from issuance of common stock in private placement, net of issuance costs	—	165,533	—
Proceeds from exercise of stock options and ESPP contributions	527	696	—
Net cash provided by financing activities	127,390	166,229	354,889
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	4,393	(58,158)	130,448
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	72,290	130,448	—
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$76,683	$72,290	$130,448
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$74,958	$71,032	$130,414
Restricted cash and cash equivalents included in restricted investments and other non-current assets	1,725	1,258	34
Total cash, cash equivalents and restricted cash and cash equivalents	$76,683	$72,290	$130,448
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$855	$2,926	$3,703
Non-cash return of bRT-related assets to bluebird bio	$—	$—	$110,300
Increase of right-of-use asset and associated lease liability due to lease reassessment	$—	$—	$174,618
Issuance of unrestricted stock awards to settle accrued employee compensation	$—	$—	$6,544
See accompanying notes to consolidated and combined financial statements.

2seventy bio, Inc.
Notes to Consolidated and Combined Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
1.Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company is advancing multiple preclinical and clinical programs in oncology and, together with BMS, delivering the first FDA-approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company which was incorporated in Massachusetts on December 13, 2021 and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
On January 29, 2024, the Company began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Company entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to sell to Regeneron substantially all of the assets related to its oncology and autoimmune cell therapy programs. Upon closing of the transaction, which is subject to customary closing conditions, Regeneron will assume all of the ongoing program, infrastructure and personnel costs related to these programs. The transaction is expected to close in the first half of 2024.
The Company is subject to risks and uncertainties similar to other companies in the biotechnology industry. There can be no assurance that the Company’s clinical trials will be successfully completed, that it will maintain protection of proprietary technology, or that it will obtain the necessary regulatory approvals for Abecma or any future product candidates. Even following approval, Abecma or any future product candidates may not be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. Additionally, the Company is dependent on key personnel and on third party organizations such as financial institutions, collaborators, and contract manufacturing organizations.
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

Going concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated and combined financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the year ended December 31, 2023, the Company incurred a net loss of $217.6 million and used $166.9 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $221.8 million. Based on the Company’s current operating plans, including with respect to the ongoing commercialization of Abecma and not taking into consideration our strategic realignment and the Asset Sale to Regeneron which is expected to close in the first half of 2024, the Company expects that its cash, cash equivalents and marketable securities, will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. The Company may, in the future, pursue additional cash resources through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market, or the ATM, facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report on Form 10-K and the Company does not currently have any plans to sell shares under the ATM.
2.Summary of significant accounting policies and basis of presentation
Basis of presentation
The Company did not operate as a separate, stand-alone entity prior to its separation from bluebird bio. The Company’s consolidated balance sheets as of December 31, 2023 and 2022, statement of operations and comprehensive loss for the years ended December 31, 2023 and 2022, statement of stockholder’s equity for the years ended December 31, 2023 and 2022 and the statement of cash flows for the years ended December 31, 2023 and 2022 consist of the consolidated balances of the Company as prepared on a stand-alone basis. The Company’s consolidated and combined statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2021, have been prepared on a carve out basis, derived from bluebird bio’s consolidated financial statements and accounting records, for the period prior to the separation on November 4, 2021 and on a stand-alone basis for the period following the separation through December 31, 2021.
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
•included additional disclosures around the restricted investments within Note 3, Marketable securities and Note 4, Fair value measurements; and

•adjusted its previously filed consolidated statement of cash flows as follows:

	For the year ended December 31, 2022
in thousands	As previously reported	Adjustment	As revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(8,356)	$1,024	$(7,332)
Accrued expenses and other liabilities	$(8,110)	$7,970	$(140)
Net cash used in operating activities	$(237,134)	$8,994	$(228,140)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(22,842)	$(7,968)	$(30,810)
Purchases of restricted investments	$—	$(1,976)	$(1,976)
Maturities of restricted investments	$—	$2,000	$2,000
Net cash provided by investing activities	$11,697	$(7,944)	$3,753
Decrease in cash, cash equivalents and restricted cash and cash equivalents	$(59,208)	$1,050	$(58,158)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	$163,266	$(32,818)	$130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$104,058	$(31,768)	$72,290
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents
Restricted cash and cash equivalents included in restricted investments and other non-current assets	$33,026	$(31,768)	$1,258
Total cash, cash equivalents and restricted cash and cash equivalents	$104,058	$(31,768)	$72,290

	For the year ended December 31, 2021
in thousands	As previously reported	Adjustment	As revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$1,578	$179	$1,757
Net cash used in operating activities	$(207,034)	$179	$(206,855)
Cash flows from investing activities:
Purchases of restricted investments	$—	$(32,997)	$(32,997)
Net cash used in (provided by) investing activities	$15,411	$(32,997)	$(17,586)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	$163,266	$(32,818)	$130,448
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$163,266	$(32,818)	$130,448
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents
Restricted cash and cash equivalents included in restricted investments and other non-current assets	$32,852	$(32,818)	$34
Total cash, cash equivalents and restricted cash and cash equivalents	$163,266	$(32,818)	$130,448
The Company has corrected its prior period presentation for this error in the 2023 quarterly financial statements on Form 10-Q and 2023 annual report on Form 10-K.

To correct for the immaterial misclassification of cash outflows noted above, the Company has adjusted its 2022 statement of cash flows within its 2023 annual report on Form 10-K by reclassifying $8.0 million of cash outflows from net cash used in operating activities to net cash provided by investing activities.
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
As a standalone entity, the Company has filed tax returns on its own behalf, and tax balances and the effective income tax rate may have differed from the amounts reported in the historical periods. As of November 4, 2021 and in connection with the separation, the Company adjusted its deferred tax balances and computed its related tax provision to reflect operations as a standalone entity.
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
Restricted investments
As of December 31, 2023 and 2022, restricted investments consists primarily of United States government agency securities and treasuries placed as collateral to letters of credit totaling $32.8 million and $30.0 million, respectively that are required to be maintained in connection with the Company’s lease arrangements. The letters of credit are in the name of the Company’s landlord and are required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2023 and 2022, the Company classified its restricted investments as non-current on the consolidated balance sheet based on the release dates of the restrictions. For further information on the Company’s letters of credit, see Note 7, Leases.
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
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13” or “ASC 326”) as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated and combined statements of operations and comprehensive loss as credit loss expense within other income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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
Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable securities, and Note 4, Fair value measurements) and restricted cash and cash equivalents, restricted investments, and contingent consideration (see Note 4, Fair value measurements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting. Goodwill is not amortized; rather, it is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As noted within “Change in Fair Value of Contingent Consideration” above, the Company assumed goodwill related to the Pregenen acquisition upon its separation from bluebird bio. As discussed further in Note 17, Goodwill, the sustained decline in the price of the Company’s common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics triggered an indicator of impairment during the third quarter of 2023. Upon completing a quantitative goodwill impairment test, the Company recorded a non-cash impairment charge of $12.1 million, writing off its goodwill balance in it’s entirety.
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

Property, plant and equipment
Property, plant and equipment is stated at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset	Estimated useful life
Building	40 years
Computer equipment and software	3 years
Furniture and fixtures	2-5 years
Laboratory equipment	5-10 years
Leasehold improvements	Shorter of the useful life or remaining lease term
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
The Company recognizes revenue within the following financial statement captions:
Service revenue
To date, the Company’s service revenue has primarily been generated from the elements of its collaboration arrangements with BMS and Novo Nordisk that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of a collaboration arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, the Company records the related revenue as service revenue on the consolidated and combined statement of operations and comprehensive loss. Refer below for additional discussion around the Company’s policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ending 2023, 2022 and 2021, service revenue consisted of the following:

	Year Ended December 31,
	2023	2022	2021
ide-cel ex-U.S. service revenue from BMS	$14,751	$13,226	$16,895
bb21717 license and manufacturing service revenue from BMS	—	35,762	—
Service revenue from December 2021 agreement with Novo Nordisk	5,765	6,501	—
Other	3,628	—	4,486
Total service revenue	$24,144	$55,489	$21,381

Collaborative arrangement revenue
To date, the Company’s collaborative arrangement revenue has been generated from its collaboration arrangements with BMS and Regeneron, as further described in Note 10, Collaborative arrangements and strategic partnerships. For the years ending 2023, 2022 and 2021, collaborative arrangement revenue consisted of the following:

	Year Ended December 31,
	2023	2022	2021
U.S. Abecma collaboration with BMS	$50,010	$12,781	$19,425
Collaboration with Regeneron	21,591	19,577	7,496
Total collaborative arrangement revenue	$71,601	$32,358	$26,921
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
Restructuring expenses
In September 2023, the Company announced its Restructuring Plan to conserve financial resources and better align its workforce with current business needs. As part of the Restructuring Plan, the Company’s workforce was reduced by approximately 40%, with substantially all of the reduction in personnel completed by December 31, 2023. In connection with the Restructuring Plan, the Company incurred one-time costs in the third quarter of 2023 relating to severance and retention packages and related benefits. These costs were recorded as restructuring expenses in the consolidated statements of operations and comprehensive loss.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for the Company’s employees in executive, operational, finance, legal, business development, commercial, information technology, and human resource functions. Other selling, general and administrative expenses include facility-related costs, insurance, IT costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.
Share of Collaboration Loss
Share of collaboration loss represents the Company’s share of net loss arising from product sales less cost of goods sold and shared commercial costs and other expenses related to the commercialization of a product where the collaborator is the principal in the product sales. For a complete discussion of accounting for share of collaboration loss, see Note 10, Collaborative arrangements and strategic partnerships.
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
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, the Company bases its estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. It will continue to apply this process until sufficient historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options that were converted in accordance with the Employee Matters Agreement, as further described in Note 13, Stock-based compensation, the Company estimated the expected term to be the remaining contractual term of the awards as of the date of the separation. The risk-free interest rates for periods within the expected term of the option are based on the U.S.

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

Other income, net
For periods prior to the separation, other income, net consisted primarily of income resulting from the allocation of facility-related, depreciation and amortization expense to bluebird bio for its proportional use of assets that were attributed to the Company as well as expense resulting from the allocation of facility-related, depreciation and amortization expense to the Company for its proportional use of bluebird bio assets that were not attributed to the Company. Other income, net also includes immaterial gains and losses on disposal of assets. Following the separation, other income, net primarily consisted of rental income from third parties, income recognized under the Company’s transition services agreements with bluebird bio and sublease income.
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
Recent accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. During the years ended December 31, 2023, 2022, and 2021, the Company did not adopt any new accounting pronouncements that had a material effect on its consolidated and combined financial statements.
Not yet adopted
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures) (“ASU 2023-07”). The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. All disclosure requirements of the ASU are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of future adoption on its financial statements and related disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This new standard is effective for annual periods beginning after December 15, 2024. The Company plans to adopt this standard following the effective date and the Company does not expect ASU 2023-09 to have a material impact on the Company's financial position or results of operations upon adoption.
3.Marketable securities
The following table summarizes the marketable securities held at December 31, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2023
U.S. government agency securities and treasuries	$101,566	$144	$(85)	$101,625
Commercial paper	45,188	34	—	45,222
Total	$146,754	$178	$(85)	$146,847
December 31, 2022
U.S. government agency securities and treasuries	$120,739	$3	$(1,963)	$118,779
Corporate bonds	2,524	—	(26)	2,498
Commercial paper	75,491	3	(119)	75,375
Total	$198,754	$6	$(2,108)	$196,652
No available-for-sale debt securities held as of December 31, 2023 or December 31, 2022 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2023
U.S. government agency securities and treasuries	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
Total	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
December 31, 2022
U.S. government agency securities and treasuries	$28,749	$(159)	$86,176	$(1,804)	$114,925	$(1,963)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Commercial paper	62,636	(119)	—	—	62,636	(119)
Total	$91,385	$(278)	$88,674	$(1,830)	$180,059	$(2,108)
As discussed further in Note 7, Leases, the Company maintains letters of credit related to its leases in Cambridge and Seattle. A portion of this collateral is classified as restricted investments and included within restricted investments and other non-current assets on the condensed consolidated balance sheets.

The following table summarizes restricted investments held at December 31, 2023 and December 31, 2022 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2023
U.S. government agency securities and treasuries	$33,072	$67	$(365)	$32,774
Total	$33,072	$67	$(365)	$32,774
December 31, 2022
U.S. government agency securities and treasuries	$32,880	$—	$(1,112)	$31,768
Total	$32,880	$—	$(1,112)	$31,768
The following table summarizes restricted investments in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2023
U.S. government agency securities and treasuries	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
Total	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
December 31, 2022
U.S. government agency securities and treasuries	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)
Total	$1,942	$(27)	$29,826	$(1,085)	$31,768	$(1,112)

Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.8 million and $0.3 million as of December 31, 2023 and 2022, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2023 or 2022.
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the years ended December 31, 2023 or December 31, 2022.
The Company determined that there was no material change in the credit risk of the above investments for the year ended December 31, 2023. As such, an allowance for credit losses was not recognized. As of December 31, 2023, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

4.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Assets:
Cash and cash equivalents	$74,958	$74,958	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	101,625	—	101,625	—
Commercial paper	45,222	—	45,222	—
Restricted cash and cash equivalents	1,725	1,725	—
Restricted investments	32,774	—	32,774	—
Total assets	$256,304	$76,683	$179,621	$—
Liabilities:
Contingent consideration	$2,415	$—	$—	$2,415
Total liabilities	$2,415	$—	$—	$2,415
December 31, 2022
Assets:
Cash and cash equivalents	$71,032	$71,032	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	118,779	—	118,779	—
Corporate bonds	2,498	—	2,498	—
Commercial paper	75,375	—	75,375	—
Restricted cash and cash equivalents	1,258	1,258	—	—
Restricted investments	31,768	—	31,768	—
Total assets	$300,710	$72,290	$228,420	$—
Liabilities:
Contingent consideration	$2,180	$—	$—	$2,180
Total liabilities	$2,180	$—	$—	$2,180
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
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

	Year ended December 31,
	2023	2022
Beginning balance	$2,180	$1,948
Additions	—	—
Changes in fair value	235	232
Payments	—	—
Ending balance	$2,415	$2,180
Please refer to Note 8, Commitments and contingencies, for further information.
5.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment and software	6,156	5,670
Office equipment	6,726	6,159
Laboratory equipment	43,209	36,216
Leasehold improvements	58,832	27,416
Construction-in-progress	138	28,112
Total property, plant and equipment	115,061	103,573
Less accumulated depreciation and amortization	(56,911)	(47,838)
Property, plant and equipment, net	$58,150	$55,735
Depreciation and amortization expense related to property, plant and equipment was $9.6 million, $8.9 million, and $12.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Cambridge, Massachusetts drug product manufacturing facility
In February 2022, the Company began construction of a drug product manufacturing facility within its Cambridge, Massachusetts headquarters. The facility enables rapid translational research in clinical trials and the manufacture of drug product for use in Phase 1 clinical development activities. The facility became fully operational as of August 2023 and related construction-in-progress totaling $36.6 million related to the build-out of the facility was placed into service. As of December 31, 2022, construction-in-progress included $27.0 million related to the build-out of the facility.

6.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Royalties	$9,702	$13,094
Collaboration research costs	5,681	2,005
Employee compensation	4,639	14,845
Manufacturing costs	1,764	17,962
Clinical and contract research organization costs	990	1,619
Property, plant, and equipment	279	1,498
Other	2,633	3,655
Total accrued expenses and other current liabilities	$25,688	$54,678
The decrease in accrued expenses as of December 31, 2023 compared to December 31, 2022 is largely due to a decrease in accrued manufacturing costs. During 2022, the Company accrued $14.8 million representing its estimated share of the net operating losses of and relating to the manufacturing facility under the assignments pertinent to the asset purchase agreement and the Development Manufacturing Supply Agreement committing the Company to reimburse Resilience. The Company settled this amount with Resilience in early 2023. Refer to Note 8, Commitments & Contingencies. Accrued employee compensation expenses also significantly decreased as of December 31, 2023 compared to December 31, 2022 primarily due to the payout of 2023 annual bonuses in December 2023, whereas 2022 annual bonuses were accrued as of December 31, 2022 and paid out in the first quarter of 2023. Accrued royalties decreased as of December 31, 2023 compared to December 31, 2022 due to a decline in Abecma sales in the fourth quarter of 2023 compared to the fourth quarter of 2022.
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
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to the Company. In November 2021, the Company executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Pursuant to a work letter entered into in connection with the 60 Binney Street assignment and amended lease agreement, the landlord agreed to contribute up to an aggregate of $19.1 million toward the cost of tenant improvements for the leased space. As of December 31, 2023, the Company has spent $36.6 million related to the build-out of the drug product manufacturing facility within its Cambridge, Massachusetts headquarters and has received $18.7 million in reimbursements.
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

Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Lease cost (1)
Operating lease cost	$32,636	$33,738	$24,838
Total lease cost	$32,636	$33,738	$24,838

Other information
Operating cash flows used for operating leases	$27,927	$27,140	$25,489
Weighted average remaining lease term	9.9 years	10.8 years	11.8 years
Weighted average discount rate	5.48%	5.47%	5.47%
________________
(1)Short-term lease costs incurred by the Company for the twelve months ended December 31, 2023, 2022 and 2021 were immaterial.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional variable costs for utilities, parking, maintenance, and real estate taxes that are not included within lease costs in the table above, was $43.4 million, $43.9 million, and $34.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2023
2024	$28,672
2025	29,498
2026	32,920
2027	35,086
2028 and thereafter	215,296
Total lease payments	341,472
Less: imputed interest	(84,799)
Total operating lease liabilities	$256,673
Please refer to Note 20, Subsequent Events, for further information on the terms of the Asset Sale to Regeneron. In connection with the Asset Sale, Regeneron agreed to sublease the Company’s facilities in Seattle, Washington and a portion of the Company’s facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027.
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
Based on the Company's development plans as of December 31, 2023, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 10, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
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

The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2024	$6,671
2025 and thereafter	—
Total purchase commitments	$6,671
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
9.    Stockholders’ equity
The Company is authorized to issue 200.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2023, the Company had 50.6 million shares of common stock issued and outstanding. As of December 31, 2022, the Company had 37.9 million shares of common stock issued and outstanding.
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
In November 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which it may from time to time offer and sell shares of its common stock through Cowen for aggregate gross sales proceeds of up to $150.0 million (the “ATM facility”). The Company has not sold any shares of its common stock under the ATM Facility as of the date of this Annual Report on Form 10-K and the Company does not currently have any plans to sell shares under the ATM.
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
The Company is authorized to issue 10.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2023 and 2022, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2023	2022
Options to purchase common stock (1)	3,678	2,562
Restricted stock units (1)	2,239	1,314
2021 Stock Option and Incentive Plan	871	1,621
2021 Employee Stock Purchase Plan	552	434
Pre-funded warrants to purchase common stock	758	758
	8,098	6,689
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
May 2020 Amendments to Ide-cel and bb21217 agreements
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") and the Second Amended and Restated License Agreement ("Amended bb21217 License Agreement" and, collectively with the Amended Ide-cel CCPS, the “May 2020 Amendments”), which replaced the bb21217 License Agreement, was executed. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States. However, the Amended Ide-cel CCPS changed the Company’s responsibilities with respect to manufacturing activities. Under the Amended Ide-cel CCPS, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS is also assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the United States, with the Company responsible for manufacturing ide-cel suspension lentiviral vector in the United States. In June 2023, the Company assigned its Commercial Supply Agreement with Resilience to BMS, resulting in BMS assuming responsibility for all ide-cel suspension lentiviral vector manufacturing.
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
In March 2021, the FDA approved the marketing of Ide-cel as Abecma in the United States for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of Abecma and the Company has concluded BMS is the principal for such activities for purposes of applying its ASC 808 accounting policy to the Amended Ide-cel CCPS. As previously described, under the collaboration arrangement with BMS, the Company had an option to co-develop and co-promote bb21217 within the United States. However, following completion of the CRB-402 clinical trial, in January 2022 the Company, along with BMS, evaluated its plans with respect to bb21217. Based in part on the strength of Abecma clinical data and commercial sales to date, the Company and BMS elected to discontinue development of bb21217 and, as such, the Company did not exercise its option to co-develop and co-promote bb21217 within the United States. The Company is still eligible to receive U.S. milestones and royalties for U.S. sales of bb21217, if further developed by BMS. Additionally, pursuant to the terms of the collaboration agreement, because it did not exercise its option to co-develop and co-promote bb21217, the Company received an additional fee in the amount of $10.0 million from BMS during the second quarter of 2022.
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
Ide-cel research and development services
The Company allocated $40.9 million of the ide-cel transaction price to the ide-cel research and development services. The research and development performance obligation was satisfied prior to the May 2020 Amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the years ended December 31, 2023, 2022, and 2021.
Ide-cel license and manufacturing services
The Company allocated $347.0 million of the ide-cel transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel through development. As of December 31, 2023, there was no unsatisfied transaction price and the remaining deferred revenue as of December 31, 2020 related to the performance obligation was recognized when the performance obligation was satisfied during the first quarter of 2021, upon Abecma commercial approval.

The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for license and manufacturing of ide-cel in the U.S. for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended December 31,
	2023	2022	2021
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)(2)	$—	$—	$533
ASC 808 ide-cel license and manufacturing expense - U.S. (1)	$—	$—	$—
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the years ended December 31, 2023, 2022 and 2021 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated and combined statements of operations and comprehensive loss as described below.

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$1,366	$45,637
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	604	4,373
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$1,970	$50,010
Share of collaboration loss (1)	$—	$—	$—	$—	$—

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(6,709)	$(5,931)	$2,849	$7,286	$(2,505)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,357	1,641	1,215	1,431	5,644
Collaborative arrangement revenue (1)	$—	$—	$4,064	$8,717	$12,781
Share of collaboration loss (1)	$(5,352)	$(4,290)	$—	$—	$(9,642)

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2021 (2)	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$—	$(11,766)	$9,762	$7,901	$5,897
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	—	1,695	845	917	3,457
Collaborative arrangement revenue (1)	$—	$—	$10,607	$8,818	$19,425
Share of collaboration loss (1)	$—	$(10,071)	$—	$—	$(10,071)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.
(2)In March 2021, Abecma (idecabtagene vicleucel; ide-cel) was approved by the FDA in the United States for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. The first sale of Abecma occurred in the second quarter of 2021.

Collaborative arrangement revenue net of share of collaboration loss was $50.0 million, $3.1 million and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for each quarter during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	September 30. 2023	December 31, 2023	December 31, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(6,980)	$(7,237)	$(30,873)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	860	151	7,144
Net R&D expense (1)	$(4,871)	$(5,652)	$(6,120)	$(7,086)	$(23,729)

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2022	June 30, 2022	September 30. 2022	December 31, 2022	December 31, 2022
2seventy's obligation for its share of BMS research and development expenses	$(8,118)	$(7,418)	$(10,672)	$(8,197)	$(34,405)
Reimbursement from BMS for 2seventy research and development expenses	1,225	1,955	1,420	1,960	6,560
Net R&D expense (1)	$(6,893)	$(5,463)	$(9,252)	$(6,237)	$(27,845)

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2021	June 30, 2021	September 30. 2021	December 31, 2021	December 31, 2021
2seventy's obligation for its share of BMS research and development expenses	$(22,110)	$(11,559)	$(9,398)	$(8,780)	$(51,847)
Reimbursement from BMS for 2seventy research and development expenses	4,752	2,366	3,738	945	11,801
Net R&D expense (1)	$(17,358)	$(9,193)	$(5,660)	$(7,835)	$(40,046)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the years ended December 31, 2023, 2022, and 2021 (in thousands). These amounts are reflected in service revenue in the consolidated and combined statements of operations and comprehensive loss:

	For the years ended December 31,
	2023	2022	2021
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$14,751	$13,226	$16,895
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

bb21217 research and development services
The Company allocated $5.4 million of the bb21217 transaction price to the research and development services. The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to bb21217 research and developments services for the years ended December 31, 2023, 2022, and 2021.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the twelve months ended December 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
Receivables	$4,537	$46,212	$(50,749)	$—
Contract liabilities:
Deferred revenue	$—	$—	$—	$—
The decrease in the receivables balance for the twelve months ended December 31, 2023 is driven by amounts owed to the Company from BMS in the period under the settlement terms of the collaboration agreement, offset by amounts collected from BMS in the period.
Regeneron
Regeneron Collaboration Agreement
In August 2018, bluebird bio entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. As noted above, the agreement was attributed to the Company in connection with the separation. Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy.
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
Additionally, Regeneron will make one-time milestone payments for each of the first Clinical Candidate directed to MUC16 and the first Clinical Candidate directed to a selected early stage research target to achieve the applicable milestones. Clinical Candidate milestone events and payments include:
•$2.0 million payment from Regeneron for Development Candidate Nomination;
•$3.0 million payment from Regeneron for IND Acceptance; and
•$5.0 million payment from Regeneron for the Earlier of (i) last patient dosed with a Monotherapy Regimen and (ii) dosing of the 10th patient in a Clinical Trial included in an Approved Research/ Development Plan.
The Development Candidate Nomination for MUC16 had already occurred as of the Amendment and will not be due until the Clinical Candidate milestone event (IND Acceptance) is achieved for MUC16, at which time the first milestone will be reduced to $1.0 million for a total amount due for the two milestones related to MUC16 of $4.0 million.
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
The $45.5 million attributed to the joint research activities includes the $37.0 million creditable against amounts owed to the Company by Regeneron. The collaboration research advancement will be reduced over time for amounts due to the Company by Regeneron as a result of the parties agreeing to share in the costs of collaboration research equally. The remainder of $8.5 million will be attributed to the joint research activities and recognized over the five-year research collaboration term. As of December 31, 2022, $1.1 million of the premium remained to be recognized. Refer below to the accounting analysis for the Regeneron Amendment for treatment of the remaining premium as of December 31, 2023.
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
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price that is unsatisfied or partially unsatisfied as of December 31, 2023, which the Company expects to recognize as revenue as the targets progress through each of the target’s respective IND filing (in thousands):

Performance Obligation	Allocation of Transaction Price	Unsatisfied Portion of Transaction Price
MUC16 Mono/Combo & Next Gen Therapies	$1,905	$144
MAGE-A4	178	10
Early Research Target (1)	8,701	7,743
Early Research Target (2)	475	424
Total	$11,259	$8,321
As of December 31, 2023, approximately $8.3 million remains in collaboration deferred revenue, of which $4.4 million is included in deferred revenue, current portion and $3.9 million is included in deferred revenue, net of current portion, on the condensed consolidated balance sheets.
The Company recognized $21.6 million, $19.6 million and $7.5 million of collaboration revenue from the Regeneron Collaboration Agreement during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, amounts due from Regeneron total $4.6 million, included within receivables and other current assets on the condensed consolidated balance sheets.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue. The transaction price of $4.3 million related to the supply of vector, consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. For the year ended December 31, 2023, the Company has transferred a total of $0.6 million of vector supply to JW.
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
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo has elected to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company was responsible in making a $9.0 million payment to such third party. In November 2023, Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the $9.0 million payment by the Company to such third party. The remaining $6.0 million, of the $15.0 million proof of concept milestone, is allocated to the material right alongside the $5.0 million upfront payment. The total $11.0 million is included in deferred revenue, current portion, as of December 31, 2023, and will be recognized when Novo exercises its option to obtain a license to commercialize the product developed.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. The portion of the transaction price attributed to the material right will be deferred and recognized as revenue upon Novo exercising its option to license the product. For the years ended December 31, 2023 and 2022, the Company recognized $5.8 million and $6.5 million of revenue under this agreement. As the services under this agreement commenced in 2022, there was no revenue recognized in prior years.

11.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
The Company recognized $4.6 million, $3.6 million, and $6.2 million of royalty and other revenue in the years ended December 31, 2023, 2022, and 2021, respectively.
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
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Upon regulatory approval of Breyanzi (lisocabtagene maraleucel) during the first quarter of 2021, bluebird bio received a $2.5 million milestone payment from Juno, which is included within royalty and other revenue in the Company’s consolidated and combined financial statements. Royalty revenue recognized from sales of Breyanzi (lisocabtagene maraleucel) through August 2023, the end of the royalty term, is also included within royalty and other revenue in the consolidated and combined statement of operations and comprehensive loss.
12.     Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2023			2022
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$30,100	$(30,100)	$—	$30,100	$(30,100)	$—
In-licensed rights	8,500	(1,906)	6,594	8,500	(1,198)	7,302
Total	$38,600	$(32,006)	$6,594	$38,600	$(31,298)	$7,302
Amortization expense for intangible assets was $0.7 million, $2.6 million, and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2023
2024	$708
2025	708
2026	708
2027	708
2028	708
2029 and thereafter	3,054
Total	$6,594
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
The Company recognized stock-based compensation expense totaling $32.2 million, $41.0 million, and $54.6 million during the years ended December 31, 2023, 2022, and 2021, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$11,217	$17,784	$26,185
Restricted stock units	20,607	22,983	21,414
Employee stock purchase plan and other	335	273	7,030
	$32,159	$41,040	$54,629

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$12,508	$18,333	$29,746
Selling, general and administrative	19,651	22,707	24,883
	$32,159	$41,040	$54,629
As of December 31, 2023, the Company had $14.6 million, $19.0 million, and $0.0 million of unrecognized compensation expense related to unvested stock options, RSUs, and PRSUs, respectively, that is expected to be recognized over a weighted-average period of 2.4 years, 2.1 years, and 0.0 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2023	2022
Expected volatility	80.9%	78.9%
Expected term (in years)	5.9	6.1
Risk-free interest rate	4.2%	1.8%
Expected dividend yield	0.0%	0.0%
(a) In connection with 2seventy’s separation from bluebird bio on November 4, 2021, all option awards granted prior to 2022 were converted as part of the separation.

The following table summarizes the stock option activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2022	2,285	$53.72
Granted	2,024	$9.52
Exercised	—	$—
Cancelled or forfeited	(830)	$75.11
Outstanding at December 31, 2023	3,479	$22.88	8.3	$232
Exercisable at December 31, 2023	1,113	$47.51	6.8	$—
Vested and expected to vest at December 31, 2023	3,479	$22.88	8.3	$232
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2023.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2022	1,270	$28.31
Granted	1,902	12.30
Vested	(570)	34.82
Forfeited	(371)	19.06
Unvested balance at December 31, 2023	2,231	$14.54

The intrinsic value of RSUs vested during the year ended December 31, 2023 was $4.5 million.
On February 1, 2021, the Company’s CEO was granted 27,000 PRSUs by bluebird. Each PRSU related to one share of common stock of bluebird. The number of PRSUs earned and vested would be determined based on bluebird’s total shareholder return (“TSR”) compared against the median TSR of a peer group over the performance period January 1, 2021 through December 31, 2023. Upon spin-off, the PRSUs were converted to 17,387 2seventy PRSUs. The TSR was kept whole by treating the value of bluebird at spin as a dividend that is reinvested into 2seventy stock. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $0.6 million, $0.6 million, and $0.4 million of expense, respectively, related to the PRSUs. As of December 31, 2023, all expense related to the PRSUs has been recognized. Based on the comparison of bluebird’s TSR from January 1, 2021 to the spin-off date and 2seventy’s TSR from the spin-off date to December 31, 2023 to the median TSR of the peer group, the number of PRSUs earned and vested during the performance period was determined to be zero.
Unrestricted stock awards
During the fourth quarter of 2021, the Company granted 0.2 million unrestricted stock awards to employees as part of its 2021 retention program which was designed to incentivize and retain employees through the spin-off. Under the retention program, employees were entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remained employed through the end of 2021. Expense recognized on the unrestricted stock awards during the year ended December 31, 2021 totaled $6.5 million. The Company recognized immaterial expense associated with unrestricted stock awards during the year ended December 31, 2022 and no expense associated with unrestricted stock awards during the year ended December 31, 2023.
Employee Stock Purchase Plan
In October 2021, the Company’s board of directors adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by bluebird bio, then its sole stockholder. The 2021 ESPP became effective on October 17, 2021, the day immediately prior to the effectiveness of the Company’s Registration Statement on Form 10. The 2021 ESPP authorizes the initial issuance of a specified number of shares of the Company’s common stock to participating employees. During each of the years ended December 31, 2023 and December 31, 2022, 0.1 million shares and less than 0.1 million shares of common stock were issued under the 2021 ESPP, respectively.
14.     Related-party transactions
Relationship with Bluebird Bio
In connection with the separation, the Company entered into a separation agreement (the “Separation Agreement”) with bluebird bio, dated as of November 3, 2021, that, among other things, set forth bluebird bio’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the separation, including the distribution. The effective time of the distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identifies assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the separation, and it provides for when and how these transfers, assumptions and assignments occur. Each of 2seventy bio and bluebird bio agreed to releases, with respect to pre-separation claims, and cross indemnities with respect to post-separation claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird bio under the Separation Agreement. Following the completion of the separation and distribution, the Company and bluebird bio have operated separately, each as an independent public company and bluebird bio no longer owns any shares of the Company’s common stock. Therefore, starting in 2023, transactions under those agreements are no longer accounted for as related party transactions. The Company recorded other income of $2.8 million for the year ended December 31, 2022 and an expense of $0.2 million for the two months since separation through December 31, 2021, related to the Separation Agreement.
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
In connection with the separation, the Company also entered into an employee matters agreement with bluebird bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird bio and 2seventy bio employees, and other related matters, in connection with the separation, including the treatment of outstanding bluebird bio incentive equity awards and certain retirement and welfare benefit obligations. The Company recorded a reduction to operating expense of $0.2 million for the year ended December 31, 2022 and $1.8 million for the two months since separation through to December 31, 2021 for costs stipulated by the employee matters agreement.
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
The Company and bluebird bio entered into two transition services agreements on November 3, 2021, pursuant to which bluebird bio will provide 2seventy bio with corporate and shared services and resources related to corporate functions, and to which 2seventy bio will provide certain services to bluebird bio, each for an initial term of two years, unless earlier terminated or extended according to the terms of the transition services agreement. For the year ended December 31, 2022, the Company recorded $10.0 million in other income, net, reflecting services provided to bluebird bio and $1.0 million of operating expenses for services received from bluebird bio. For the two months since separation through December 31, 2021, the Company recorded $1.4 million in other income, net and $0.7 million of operating expenses for services provided and received from bluebird bio, respectively.
Additionally, under the transition services agreements, 2seventy bio was subleasing 30% of its headquarters at 60 Binney Street in Cambridge, Massachusetts to bluebird bio through the first quarter of 2022. Beginning in the second quarter of 2022, this percentage decreased to 23% for the remainder of the year. The Company recorded $4.9 million for the year ended December 31, 2022 and $0.8 million for the year ended December 31, 2021 in other income, net related to sublease income from bluebird under this arrangement.
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
For the year ended December 31, 2021, the consolidated and combined financial statements reflect allocations of certain expenses from bluebird bio, including, but not limited to, general corporate expenses, such as senior management, legal, human resources, accounting, other financial services (such as treasury, audit and purchasing), tax, information technology, and corporate employee benefits, incentives and stock-based compensation included within selling, general and administrative expense.
These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based on employee time spent on projects, square footage or other measures that management believes are consistent and reasonable. Allocations for management costs and corporate support services provided to the Company totaled $55.3 million, for the year ended December 31, 2021.
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

Year ended December 31,
2021
Imputed charge to bluebird bio for leases	$14,833
Imputed charge from bluebird bio for leases	(908)
Imputed charge to bluebird bio for property, plant and equipment	1,891
Imputed charge from bluebird bio for property, plant and equipment	(1,130)
Imputed charge to bluebird bio for intangible assets	82
Other	(1)
$14,767
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
15.     401(k) Savings plan
Prior to the spin-off, all 2seventy employees were covered by bluebird bio’s defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“bluebird 401(k) Plan”), which was established in 1997. Upon spin-off, 2seventy bio established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“2seventy 401(k) Plan”), which covers all employees who meet defined minimum age and service requirements, including those who became employees of the Company, and allows participants to defer a portion of their annual compensation on a pretax basis. Expense related to the bluebird and 2seventy 401(k) Plans for 2seventy employees totaled $3.1 million, $3.2 million, and $2.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
16.     Income taxes
The Company did not operate as a separate, stand-alone entity for periods prior to the separation. The Company’s statement of operations for periods prior to separation have been prepared on a carve out basis. The Company’s income tax provision for the years ended December 31, 2023 and December 31, 2022 and for the period from November 4, 2021 through December 31, 2021 has been prepared on a stand-alone basis. The 2021 component of loss before income taxes and rate reconciliation is presented for the full year period of activity, including for the portion prior to the separation. Accordingly, the amount and composition of its tax losses, credits, and other deferred tax assets included in the consolidated and combined financial statements has changed as the result of the Company’s separation from bluebird bio.
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Domestic	$(217,570)	$(254,153)	$(292,213)
Foreign	—	—	—
Total	$(217,570)	$(254,153)	$(292,213)
The Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.
For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any income tax expense (benefit) as the Company was subject to a full valuation allowance. A reconciliation of income tax expense

(benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	6.0%	6.6%	0.6%
Permanent differences	(0.2)%	(0.2)%	—%
Goodwill	(1.2)%	—%	—%
Stock-based compensation	(9.2)%	(2.5)%	0.3%
Research and development credit	5.3%	3.2%	0.2%
Officer compensation limitation	4.0%	(1.2)%	(0.4)%
Uncertain tax positions	(0.4)%	(0.2)%	—%
Other	0.7%	(0.6)%	(1.1)%
Change in tax rate	(1.8)%	1.3%	—%
Change in valuation allowance	(24.2)%	(27.4)%	64.8%
Separation adjustment	—%	—%	(85.4)%
Effective income tax rate (expense) benefit	—%	—%	—%
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$38,685	$27,251
Tax credit carryforwards (federal and state)	24,933	10,071
Capitalized license fees and research and development expenses	10,562	11,888
Deferred revenue	5,015	3,237
Stock-based compensation	11,834	16,719
Lease liabilities	67,222	73,719
Accruals and other	2,336	3,857
Capitalized research and development expenses	88,721	55,719
Total deferred tax assets	249,308	202,461
Right-of-use assets	(57,087)	(65,181)
Fixed assets	(11,499)	(9,266)
Less: valuation allowance	(180,722)	(128,014)
Net deferred taxes	$—	$—
As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $143.4 million, which may be available to offset future income tax liabilities and which will carryforward indefinitely. As of December 31, 2023, the Company also had U.S. state net operating loss carryforwards of approximately $139.6 million, which may be available to offset future income tax liabilities and expire at various dates through 2043.
As of December 31, 2023, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $19.7 million, available to reduce future tax liabilities which expire at various dates through 2043. As of December 31, 2023, the Company also had U.S. state research and development carryforwards of approximately $8.9 million, which may be available to offset future income tax liabilities and expire at various dates through 2038. An analysis of the U.S. research and development and orphan drug credits has not yet been completed. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
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
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. With respect to the period from separation through December 31, 2023, the valuation allowance increased on a net basis by approximately $52.7 million primarily due to capitalization of R&D expenses and current year losses generated.
On December 22, 2017, the Tax Cuts and Jobs Act (“The TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead, and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $203.4 million of research and development expenses for the year ended December 31, 2023.
The Company has no history of tax audits on a standalone basis and will regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2021	36
Increases (decreases) for tax positions related to current period	713
Increases (decreases) for tax positions as part of separation adjustment	—
Balance as of December 31, 2022	$749
Increases (decreases) for tax positions related to current period	1,051
Increases (decreases) for tax positions as part of separation adjustment	—
Balance as of December 31, 2023	$1,800

The unrecognized tax benefits at December 31, 2023 are not material and, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the year ended December 31, 2023, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

17.     Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2023	2022	2021
Outstanding stock options (1)	3,678	2,562	1,490
Restricted stock units (1)	2,239	1,314	1,080
Employee Stock Purchase Plan	81	35	—
	5,998	3,911	2,570
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
18.     Corporate restructuring
In August 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Plan”) to conserve financial resources and better align the Company’s workforce with current business needs. As part of the Restructuring Plan, the Company's workforce was reduced by approximately 40% in September 2023. The Restructuring Plan is substantially complete as of December 31, 2023.
In connection with the Restructuring Plan, the Company incurred $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and are included in Restructuring expenses in the consolidated statement of operations and comprehensive loss. The following table summarizes the accrued liabilities activity recorded in connection with the Restructuring Plan as of December 31, 2023:

As of December 31, 2023
Beginning balance	$—
Total estimated expenses	8,614
Expenses paid from inception through December 31, 2023	(6,253)
Reversal of excess accrual through December 31, 2023	—
Remaining accrual at December 31, 2023 (1)	$2,361
(1)This balance is included within accrued expense and other current liabilities on the condensed consolidated balance sheets.
19.     Goodwill impairment
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
During the third quarter of 2023 and more recently, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. Management concluded it was more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company then performed a one-step quantitative test and recorded the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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
The following table summarizes the activity of goodwill for the twelve months ended December 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
Goodwill	$12,056	$—	$(12,056)	$—
20.     Subsequent events
Regeneron Transaction
On January 29, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Regeneron. Subject to the terms and conditions of the Purchase Agreement, the Company has agreed to sell to Regeneron (the “Asset Sale”) substantially all of the assets related to its solid tumor and other oncology and autoimmune cell therapy programs (collectively, the “Programs” and such assets, the “Transferred Assets”). Pursuant to the Purchase Agreement, in consideration for the Transferred Assets, at the closing of the Asset Sale (the “Closing”), which is expected in the first half of 2024, Regeneron will make an upfront payment to the Company of $5.0 million in cash and also assume certain liabilities of the Company arising after Closing, including liabilities related to the conduct of the Programs, under transferred contracts and with respect to certain of the Company’s employees (collectively, the “Assumed Liabilities”). Regeneron also agreed to sublease the Company’s facilities in Seattle, Washington and a portion of the Company’s facilities in Cambridge, Massachusetts. In addition to the upfront consideration, Regeneron has agreed to pay the Company a one-time $10.0 million milestone payment upon receipt of regulatory approval for the first product candidate within the Transferred Assets in certain specified countries and agreed-upon royalty payments based on net sales of the product candidates if commercialized.
The Purchase Agreement contains customary representations, warranties and covenants of each of the Company and Regeneron. The Purchase Agreement further provides that, subject to certain limitations, the Company and Regeneron will each indemnify the other for certain losses arising from such breaches of representations, warranties and covenants and liabilities allocated to such party pursuant to the terms of the Purchase Agreement. Effective as of the Closing, the Regeneron Collaboration Agreement will terminate.
The Closing is subject to customary closing conditions, including, among others: (a) the absence of laws enjoining, making illegal or otherwise prohibiting the Asset Sale; (b) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards; (c) compliance in all material respects by the other party with its obligations under the Purchase Agreement; and (d) no Material Adverse Effect (as defined in the Purchase Agreement) having occurred with respect to the Transferred Assets and Assumed Liabilities, taken as a whole, since the date of the Purchase Agreement. Upon the Closing, the parties will enter into certain ancillary agreements, including a transition services agreement, a license agreement and sublease agreements for the Company’s facilities as described above.
Corporate Restructuring
The Board approved a strategic realignment and workforce reduction of approximately 14% on January 29, 2024 in connection with the Asset Sale. The workforce reduction is expected to be substantially complete by the end of the second quarter of 2024. In connection with the workforce reduction and restructuring, the Company expects to incur one-time cash costs of approximately $8.0 million to $10.0 million, primarily in the first half of 2024, relating to severance and retention packages and related benefits. Non-cash expenses associated with the restructuring are not yet estimable. The estimates of non-cash expenses and cash costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

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

10.12†
Patent License Agreement, dated August 31, 2015, by and between bluebird bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2022)

10.13†
Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 12, 2022).

10.14†	Second Amendment to License Agreement, dated January 16, 2024, by and between 2seventy bio, Inc. and the National Institutes of Health.
10.15
Form of Registration Rights Agreement, dated March 15, 2022, by and between 2seventy bio, Inc. and purchasers in the March 2022 private placement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2022).

10.16†
Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation, dated February 16, 2016 (incorporated by reference to Exhibit 10.14 to Form 10 filed on October 8, 2021).

10.17†
Second Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020 (incorporated by reference to Exhibit 10.15 to Form 10 filed on October 8, 2021).

10.18†	License Agreement, dated August 13, 2014, by and between bluebird bio, Inc. and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on March 22, 2022).
10.19†
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

10.20
Tax Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2021).

10.21
Intellectual Property License Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 4, 2021).

10.22
Employee Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 4, 2021).

10.23
Transition Services Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 4, 2021).

10.24
Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and bluebird bio, Inc. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on November 4, 2021).

10.25†
License Agreement by and between bluebird bio, Inc. and Institut Pasteur, dated September 8, 2011, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2023).

10.26
Second Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, between 2seventy bio, Inc., Celgene Corporation and Celgene Investment Company LLC, dated June 23, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 14, 2023).

10.27#
Transitional Services Agreement between 2seventy bio, Inc. and Nick Leschly, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 30, 2024).

10.28#
Executive Employment Agreement between 2seventy bio, Inc. and William Baird, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 30, 2024).

10.29#
Executive Employment Agreement between 2seventy bio, Inc. and Victoria Eatwell, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 30, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy, effective as of September 26, 2023.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

Date: March 7, 2024	2seventy bio, Inc.
By: /s/ Nick Leschly
Nick Leschly
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Nick Leschly, William D. Baird, and Teresa Jurgensen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 7, 2024.

SIGNATURE	TITLE

/s/ Nick Leschly	President, Chief Executive Officer and Director (Principal Executive Officer)
Nick Leschly

/s/ William D. Baird	Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)
William D. Baird, III

/s/ Daniel S. Lynch	Chair of the Board
Daniel S. Lynch

/s/ Sarah Glickman	Director
Sarah Glickman

/s/ Denice Torres	Director
Denice Torres

/s/ Marcela Maus, M.D., Ph.D.	Director
Marcela Maus, M.D., Ph.D.

/s/ Wei Lin, M.D.	Director
Wei Lin, M.D.