Form 10-Q
period 2024-03-31
2seventy bio, Inc.
filed 2024-05-09
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

(617) 675-7270
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

The registrant had outstanding 51,405,419 shares of common stock as of May 03, 2024.

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
•our plans with respect to the development, manufacture or sale of Abecma and the associated timing thereof, including the design and results of clinical studies;
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
•our ability to obtain and maintain intellectual property protection for Abecma and the strength thereof;
•the anticipated benefits of the sale of our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies to Regeneron Pharmaceuticals, Inc., or Regeneron, which we refer to as the Asset Sale;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,792	$74,958
Marketable securities	124,590	142,031
Assets held for sale	12,786	—
Prepaid expenses	6,697	7,365
Receivables and other current assets	11,977	13,411
Total current assets	212,842	237,765
Property, plant and equipment, net	38,234	58,150
Marketable securities	—	4,816
Intangible assets, net	6,417	6,594
Operating lease right-of-use assets	215,317	219,958
Restricted investments and other non-current assets	38,241	38,143
Total assets	$511,051	$565,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,801	$6,028
Accrued expenses and other current liabilities	22,263	25,688
Operating lease liability, current portion	13,006	12,660
Deferred revenue, current portion	16,336	15,403
Total current liabilities	60,406	59,779
Deferred revenue, net of current portion	2,450	3,918
Operating lease liability, net of current portion	240,071	244,013
Other non-current liabilities	685	2,416
Total liabilities	303,612	310,126
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 51,404 and 50,632 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	771,660	766,716
Accumulated other comprehensive loss	(336)	(204)
Accumulated deficit	(563,890)	(511,217)
Total stockholders’ equity	207,439	255,300
Total liabilities and stockholders’ equity	$511,051	$565,426
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2024	2023
Revenue:
Service revenue	$7,721	$10,826
Collaborative arrangement revenue	4,714	29,372
Royalty and other revenue	—	1,423
Total revenues	12,435	41,621
Operating expenses:
Research and development	43,931	68,246
Cost of manufacturing for commercial collaboration	3,269	3,654
Selling, general and administrative	12,659	20,720
Share of collaboration loss	1,230	—
Restructuring expenses	4,230	—
Cost of royalty and other revenue	—	641
Change in fair value of contingent consideration	(1,730)	73
Total operating expenses	63,589	93,334
Loss from operations	(51,154)	(51,713)
Interest income, net	2,861	2,049
Other income, net	646	2,643
Loss on assets held for sale	(5,026)	—
Loss before income taxes	(52,673)	(47,021)
Income tax (expense) benefit	—	—
Net loss	$(52,673)	$(47,021)
Net loss per share - basic and diluted	$(1.01)	$(1.08)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	52,071	43,468
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.	$(132)	$927
Total other comprehensive (loss) income	$(132)	$927
Comprehensive loss	$(52,805)	$(46,094)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2023	50,632	$5	$766,716	$(204)	$(511,217)	$255,300
Vesting of restricted stock units	695	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	4,684	—	—	4,684
Purchases of shares under ESPP	77	—	260	—	—	260
Other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(52,673)	(52,673)
Balances at March 31, 2024	51,404	$5	$771,660	$(336)	$(563,890)	$207,439

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2022	37,928	$4	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	237	—	—	—	—	—
Exercise of stock options	1	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	116,968	—	—	116,969
Issuance of common stock to Regeneron	1,115	—	9,859	—	—	9,859
Stock-based compensation	—	—	9,666	—	—	9,666
Purchases of shares under ESPP	39	—	451	—	—	451
Other comprehensive income	—	—	—	927	—	927
Net loss	—	—	—	—	(47,021)	(47,021)
Balances at March 31, 2023	50,190	$5	$743,937	$(1,950)	$(340,668)	$401,324
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,673)	$(47,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(1,730)	73
Depreciation and amortization	2,107	2,255
Stock-based compensation expense	4,684	9,666
Loss on assets held for sale	5,026	—
Other non-cash items	(1,303)	(1,204)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,520	(14,103)
Operating lease right-of-use assets	4,641	5,621
Accounts payable	3,254	7,072
Accrued expenses and other liabilities	(3,272)	(11,276)
Operating lease liabilities	(3,596)	(3,218)
Deferred revenue	(535)	6,791
Collaboration research advancement	—	(3,744)
Net cash used in operating activities	(41,877)	(49,088)
Cash flows from investing activities:
Purchases of property, plant and equipment	(612)	(6,079)
Proceeds from sale of equipment	176	—
Purchases of marketable securities	(16,565)	(36,093)
Proceeds from maturities of marketable securities	40,000	86,976
Purchases of restricted investments	(6,166)	(2,506)
Proceeds from maturities of restricted investments	5,000	2,500
Net cash provided by investing activities	21,833	44,798
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	117,058
Proceeds from issuance of common stock to Regeneron, net of issuance costs	—	9,876
Proceeds from exercise of stock options and ESPP contributions	386	150
Net cash provided by financing activities	386	127,084
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(19,658)	122,794
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	76,683	72,290
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$57,025	$195,084
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$56,792	$193,629
Restricted cash and cash equivalents included in restricted investments and other non-current assets	233	1,455
Total cash, cash equivalents, and restricted cash and cash equivalents	$57,025	$195,084
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$95	$2,342
Financing issuance costs included in accounts payable or accrued expenses	$—	$106
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company, together with BMS, is delivering the first FDA-approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company, was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
On January 29, 2024, the Company began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Company entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), to sell to Regeneron substantially all of the assets related to its oncology and autoimmune cell therapy programs (the “Transaction”). Upon closing of the Transaction, which took place on April 1, 2024, Regeneron assumed all of the ongoing program, infrastructure and personnel costs related to these programs.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses and has experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2024, the Company incurred a net loss of $52.7 million and used $41.9 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $181.4 million. Based on the Company’s current operating plans, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q and the Company does not currently have any plans to sell shares under the ATM.

2.    Summary of significant accounting policies and basis of presentation
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s 2023 annual report on Form 10-K, except as disclosed below:
Contingent consideration receivable
Under ASC 810, Consolidations, the Company has elected to use the loss recovery approach to account for contingent consideration receivables. Under this approach, if it is probable that contingent consideration will be received, an asset would be recognized and measured initially at the lesser of (i) the amount of probable future proceeds or (ii) the difference between the fair value of the consideration received, excluding the contingent consideration, and the carrying amount of the deconsolidated net assets.
Basis of presentation
The accompanying condensed consolidated financial statements reflect the historical results of the operations, financial position and cash flows of the Company and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including intangible assets, the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the stand-alone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.

3.    Assets held for sale
In January 2024, the Company and Regeneron entered into an asset purchase agreement for the Transaction. The assets consist of property, plant and equipment and prepaid expenses. As consideration for the Asset Sale, Regeneron agreed to pay the Company an upfront payment of $5.0 million and contingent consideration based on regulatory approval and sales-based royalties. In accordance with Topic 360, Property, Plant, and Equipment, the Company determined that as of the signing of the asset purchase agreement in January 2024, the criterion to classify the assets to be sold to Regeneron as assets held for sale was met. The $17.8 million of property, plant and equipment and prepaid expenses to be sold to Regeneron were classified as assets held for sale on the Company’s condensed consolidated balance sheets as of March 31, 2024.
As noted above, the Company will receive an upfront payment of $5.0 million upon closing of the Asset Sale, which occurred on April 1, 2024, at the close of the transaction. Moreover, the termination of the Company’s existing Collaboration Agreement with Regeneron (as described in Note 11) was negotiated concurrently with the asset purchase agreement and as such, the Company will derecognize $7.8 million of deferred revenue associated with the Regeneron Collaboration Agreement as part of the Asset Sale. The cash to be received by the Company combined with the derecognition of the remaining deferred revenue totals $12.8 million and represents the approximate combined fair value of the assets to be sold to Regeneron under the asset purchase agreement. As such, the Company recorded an impairment loss of $5.0 million which represents the excess of the carrying value of the assets to be transferred to Regeneron at the time the held for sale criteria was met. This is presented as loss on assets held for sale on the condensed consolidated statements of operations and comprehensive loss.

4.    Marketable securities
The following table summarizes the marketable securities held at March 31, 2024 and December 31, 2023 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2024
U.S. government agency securities and treasuries	$83,312	$14	$(63)	$83,263
Commercial paper	41,334	6	(13)	41,327
Total	$124,646	$20	$(76)	$124,590
December 31, 2023
U.S. government agency securities and treasuries	$101,566	$144	$(85)	$101,625
Commercial paper	45,188	34	—	45,222
Total	$146,754	$178	$(85)	$146,847
No available-for-sale debt securities held as of March 31, 2024 or December 31, 2023 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2024
U.S. government agency securities and treasuries	$22,160	$(15)	$26,687	$(48)	$48,847	$(63)
Commercial paper	16,626	(13)	—	—	16,626	(13)
Total	$38,786	$(28)	$26,687	$(48)	$65,473	$(76)
December 31, 2023
U.S. government agency securities and treasuries	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
Total	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)

As discussed further in Note 8, Leases, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K, the Company maintains letters of credit related to its leases in Cambridge and Seattle. A portion of this collateral is classified as restricted investments and included within restricted investments and other non-current assets on the condensed consolidated balance sheets.
The following table summarizes restricted investments held at March 31, 2024 and December 31, 2023 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2024
U.S. government agency securities and treasuries	$34,214	$19	$(299)	$33,934
Total	$34,214	$19	$(299)	$33,934
December 31, 2023
U.S. government agency securities and treasuries	$33,072	$67	$(365)	$32,774
Total	$33,072	$67	$(365)	$32,774

The following table summarizes restricted investments in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2024
U.S. government agency securities and treasuries	$13,602	$(43)	$10,318	$(256)	$23,920	$(299)
Total	$13,602	$(43)	$10,318	$(256)	$23,920	$(299)
December 31, 2023
U.S. government agency securities and treasuries	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
Total	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $0.8 million as of March 31, 2024 and December 31, 2023. No accrued interest receivable was written off during the three months ended March 31, 2024 or 2023.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2024 and December 31, 2023, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three months ended March 31, 2024 and 2023.
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2024. As such, an allowance for credit losses was not recognized. As of March 31, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

5.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024
Assets:
Cash and cash equivalents	$56,792	$56,792	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	83,263	—	83,263	—
Commercial paper	41,327	—	41,327	—
Restricted cash and cash equivalents	233	233	—	—
Restricted investments	33,934	—	33,934	—
Total assets	$215,549	$57,025	$158,524	$—
Liabilities:
Contingent consideration	$685	$—	$—	$685
Total liabilities	$685	$—	$—	$685
December 31, 2023
Assets:
Cash and cash equivalents	$74,958	$74,958	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	101,625	—	101,625	—
Commercial paper	45,222	—	45,222	—
Restricted cash and cash equivalents	1,725	1,725	—
Restricted investments	32,774	—	32,774	—
Total assets	$256,304	$76,683	$179,621	$—
Liabilities:
Contingent consideration	$2,415	$—	$—	$2,415
Total liabilities	$2,415	$—	$—	$2,415
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

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the three months ended March 31, 2024
Beginning balance	$2,415
Additions	—
Changes in fair value	(1,730)
Payments	—
Ending balance	$685
Please refer to Note 9, Commitments and contingencies, for further information.

6.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Computer equipment and software	$5,844	$6,156
Office equipment	6,330	6,726
Laboratory equipment	4,328	43,209
Leasehold improvements	48,340	58,832
Construction-in-progress	16	138
Total property, plant and equipment	64,858	115,061
Less accumulated depreciation and amortization	(26,624)	(56,911)
Property, plant and equipment, net	$38,234	$58,150
For further detail regarding the classification of property, plant, and equipment included in the Asset Sale to Regeneron, please refer to Note 3, Assets held for sale.

7.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Collaboration research costs	$9,041	$5,681
Employee compensation, including severances for restructuring	5,097	4,639
Royalties	2,684	9,702
Clinical and contract research organization costs	985	990
Manufacturing costs	497	1,764
Property, plant, and equipment	—	279
Other	3,959	2,633
Total accrued expenses and other current liabilities	$22,263	$25,688
8.    Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, that was assigned to it in connection with the separation. In connection with the Transaction, Regeneron agreed to sublease the Company’s facilities in Seattle, Washington and a portion of the Company’s facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. The Company will remain the primary obligor of the leases. There have been no material changes to the lease obligations from those disclosed in Note 7, Leases, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K.
9.    Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. As of March 31, 2024, the Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 5, Fair value measurements, for further information.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and

Novo Nordisk A/S (“Novo”) agreements and to Note 12, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of March 31, 2024, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 11, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
Additionally, 2seventy bio is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in future minimum purchase commitments from those disclosed in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K.
Litigation
From time to time, the Company expects to be party to various claims and complaints arising in the ordinary course of business. However, the Company is not currently a party to any litigation or legal proceedings that, in the opinion of its management, are probable of having a material adverse effect on its business. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. In addition, pursuant to the separation agreement with bluebird bio, the Company indemnifies, holds harmless, and agrees to reimburse bluebird bio for its indemnification obligations with respect to the Company’s business partners, relating to the Company’s business or arising out of the Company’s activities, in the past or to be conducted in the future. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
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
10.    Equity
In January 2023, the Company entered into a Share Purchase Agreement with Regeneron, pursuant to which it sold 1,114,827 shares of its common stock to Regeneron, subject to certain restrictions, for an aggregate cash price of approximately $20.0 million. The purchase price represents $9.9 million worth of common stock plus a $10.1 million premium, which represents collaboration deferred revenue. Details regarding the recognition of this deferred revenue as revenue are included below in Note 11, Collaborative arrangements and strategic partnerships.
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
11.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS, Regeneron, and Novo, each as further described below. These agreements were assumed by the Company in connection with the separation from bluebird bio as described in Note 14.
Bristol-Myers Squibb
BMS Collaboration Agreement
In March 2013, bluebird bio entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 10, Collaborative arrangements and strategic partnerships, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K. During the second quarter of 2023, the Company entered into an amendment to the collaboration agreement with BMS to assign future manufacturing of lentiviral vector to BMS, as further described in Note 8, Commitments and contingencies, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K.
Abecma
Under the collaboration agreement with BMS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States (marketed as Abecma). If the Company were to choose to terminate its existing agreement with BMS, it would be entitled to a mid-single digit to low teens royalty based on a percentage of net sales of Abecma in the United States with 90 days’ notice. The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The calculation of collaborative activity to be recognized for joint Abecma efforts in the United States is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (the “Amended Ide-Cel CCPS”) are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e. commercial sales of Abecma by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated statement of operations and comprehensive loss.
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three months ended March 31, 2024 and 2023 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	For the three months ended March 31,
Abecma U.S. Collaboration Profit/Loss Share	2024	2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(1,975)	$21,581
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	745	1,380
Collaborative arrangement revenue (1)	$—	$22,961
Share of collaboration loss (1)	$(1,230)	$—
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
Abecma U.S. Collaboration Net R&D Expenses	2024	2023
2seventy's obligation for its share of BMS research and development expenses	$(6,963)	$(9,461)
Reimbursement from BMS for 2seventy research and development expenses	224	4,590
Net R&D expense (1)	$(6,739)	$(4,871)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three months ended

March 31, 2024 and 2023 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the three months ended March 31,
	2024	2023
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$2,201	$6,123
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

Regeneron
Please refer to Note 18, Subsequent Events, for further information on the terms of the Transaction to Regeneron. Upon closing of the Transaction on April 1, 2024, the Collaboration Agreement with Regeneron described below was terminated. Please refer to Note 3, Assets held for sale for further information regarding the accounting treatment for the termination.
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
In connection with the Amendment, the Company entered into a SPA with Regeneron pursuant to which the Company sold 1.1 million shares of its common stock, subject to certain restrictions, for $17.94 per share, to Regeneron for an aggregate cash price of approximately $20.0 million. The purchase price represents $9.9 million worth of common stock plus a $10.1 million premium, which represents deferred revenue.
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
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price that is unsatisfied or partially unsatisfied as of March 31, 2024, which the Company expects to recognize as revenue as the targets progress through each of the target’s respective IND filing (in thousands):

Performance Obligation	Allocation of Transaction Price	Unsatisfied Portion of Transaction Price
MUC16 Mono/Combo & Next Gen Therapies	$1,905	$—
MAGE-A4	178	—
Early Research Target (1)	8,701	7,394
Early Research Target (2)	475	392
Total	$11,259	$7,786
As of March 31, 2024, approximately $7.8 million remains in collaboration deferred revenue, of which $5.3 million is included in deferred revenue, current portion and $2.5 million is included in deferred revenue, net of current portion on the condensed consolidated balance sheets. As part of the Asset Sale, the total deferred revenue of $7.8 million will be derecognized. Refer to Note 3, Assets held for sale, for further detail.
During the first quarter of 2024, the Company received a milestone payment of $4.0 million from Regeneron relating to IND acceptance for the MUC16 target. As the filing of IND for the target is complete, the performance obligation relating to the target is satisfied and the Company recognized the full $4.0 million as service revenue on the condensed consolidated statement of operations for the three months ended March 31, 2024 under ASC 606.
The Company recognized $4.7 million and $6.4 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, amounts due from Regeneron total $4.2 million, included within receivables and other current assets on the condensed consolidated balance sheets.
JW Therapeutics

Please refer to Note 18, Subsequent Events, for further information on the terms of the Transaction with Regeneron. Upon closing of the Transaction on April 1, 2024, this program was assumed by Regeneron, including all upfront milestone and royalty payments to be made by JW, if any.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. As of March 31, 2024, the unsatisfied portion of the variable consideration for the reimbursement of vector supply is $3.7 million.
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
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company is responsible in making a $9.0 million payment to such third party. Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the aforementioned $9.0 million payment by the Company to such third party. The remaining $6.0 million, of the $15.0 million proof of concept milestone, is allocated to the material right alongside the $5.0 million upfront payment. The total $11.0 million is included in deferred revenue, net of current portion, as of March 31, 2024, and will be recognized when Novo exercises its option to obtain a license to commercialize the product developed.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three months ended March 31, 2024, and 2023, the Company recognized $1.5 million and $1.7 million of service revenue under this agreement, respectively.

12.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
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
The Company recognized $0.0 million and $1.4 million of royalty and other revenue for the three months ended March 31, 2024, and 2023, respectively.
13.    Stock-based compensation
In connection with 2seventy bio’s separation from bluebird bio in 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the employee matters agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution. Refer to Note 13, Stock-based compensation, to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 for details on the conversion methodology of the equity awards.
In October 2021, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) which allows for the granting of incentive stock options, non-qualified stock options, restricted stock units, performance-based restricted stock units, and restricted stock awards to 2seventy bio’s employees, members of the board of directors, and consultants of 2seventy bio, including those who became employees of the Company in connection with the separation. Shares of the Company’s common stock underlie all awards granted under the 2021 Plan.
Stock-based compensation expense
Stock-based compensation expense includes compensation cost related to 2seventy bio equity awards held by its employees as well as bluebird bio equity awards issued upon separation to its employees.
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Stock options	$1,843	$3,865
Restricted stock units	2,778	5,727
Employee Stock Purchase Plan	63	74
	$4,684	$9,666

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Research and development	$1,645	$3,618
Selling, general and administrative	2,528	6,048
Restructuring expenses	511	—
	$4,684	$9,666
Employee Stock Purchase Plan
During the three months ended March 31, 2024, 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).
14.    Related-party transactions
Relationship with bluebird bio
In January 2021, bluebird bio, Inc. (“bluebird bio”) announced its plans to separate oncology portfolio and programs from its severe genetic disease portfolio and programs, and spin off its oncology portfolio and programs into a separate, publicly traded company (the “Separation”). In connection with the Separation, the Company entered into certain agreements pursuant to which the separation of its business from bluebird bio was effected and that govern its relationship with bluebird bio going forward. The separation agreement, tax matters agreement, employee matters agreement, intellectual property license agreement (“License Agreement”) and two transition services agreements are described in Note 14, Related-party transactions, to the consolidated financial statements included in the Company’s 2023 annual report on Form 10-K. The transition services agreements have since been terminated. Prior to the separation, all of Company’s outstanding shares of common stock were owned by bluebird bio and therefore the transactions under those agreements were considered and disclosed as related party transactions. Following the completion of the separation and distribution, the Company and bluebird bio have operated separately, each as an independent public company and bluebird bio no longer owns any shares of the Company’s common stock. Therefore, transactions under those agreements are no longer accounted for as related party transactions.
15.    Income taxes
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

16.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2024	2023
Outstanding stock options (1)	3,974	3,571
Restricted stock units (1)	1,932	2,678
ESPP shares	—	—
	5,906	6,249
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
As described further in Note 9, Stockholders’ equity, to the consolidated financial statements included in the Company’s 2023 annual report on Form 10-K, in November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. Based on the terms of the pre-funded warrants, management concluded that they should be considered outstanding shares in the computation of basic and diluted net loss per share.

17.    Corporate Restructuring
September 2023 Restructuring Plan
In August 2023, the Company’s board of directors approved a restructuring plan (the “2023 Restructuring Plan”) to conserve financial resources and better align the Company’s workforce with current business needs. As part of the 2023 Restructuring Plan, the Company's workforce was reduced by approximately 40% in September 2023. The Company’s 2023 Restructuring Plan is substantially complete as of March 31, 2024.
In connection with the 2023 Restructuring Plan, the Company incurred $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and were included in restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. Since inception of the 2023 Restructuring Plan, the Company has paid a total of $8.4 million of the accrued restructuring costs. The remaining accrued liability for the plan is approximately $0.2 million as of March 31, 2024 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
January 2024 Restructuring Plan
In January 2024, the Company announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with the Company’s strategic re-alignment, the Company entered into an asset purchase agreement with Regeneron to sell the Company’s oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce that was left following completion of the Restructuring Plan transitioned to Regeneron as a part of the Transaction. Additionally, as part of the strategic re-alignment, the Company’s board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to further reduce its remaining workforce by approximately 14%. The Company expects the 2024 Restructuring Plan to be substantially complete by October 2024.

In connection with the 2024 Restructuring Plan, the Company expects to incur approximately $6.9 million of costs for severance and related benefits and stock-based compensation expense. These costs will be recognized over the period from January 2024 through October 2024, and are disclosed as restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. The table below summarizes the expenses recognized and expected to be recognized under the 2024 Restructuring Plan as of March 31, 2024:

	Expense recognized for the three months ended March 31, 2024	Total expense expected to be recognized
Cash-related restructuring expenses:
Severance and related benefits	$3,720	$5,815
Non-cash expenses:
Stock-based compensation expense	510	1,037
Total restructuring expenses	$4,230	$6,852
The following table summarizes the cash-related restructuring accrued liabilities activity recorded in connection with the 2024 Restructuring Plan for the three months ended March 31, 2024:

For the three months ended March 31, 2024
Beginning balance at January 1, 2024	$—
Cash-related expenses recognized	3,720
Cash-related expenses paid	(667)
Reversal of excess accrual	—
Remaining accrual at March 31, 2024 (1)	$3,053
(1)This balance is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
18.    Subsequent Events
On April 1, 2024, the Company completed the Transaction, pursuant to which the Company agreed to sell to Regeneron the Company’s oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies.
Pursuant to the Asset Purchase Agreement dated January 29, 2024 (the “Asset Purchase Agreement”), in consideration for the Transferred Assets, at the closing of the Transaction, Regeneron made an upfront payment to the Company of $5.0 million in cash and also assumed certain liabilities of the Company arising after the Closing Date, including liabilities (i) related to the conduct of the R&D Pipeline Programs, (ii) under transferred contracts and (iii) with respect to certain of the Company’s employees (collectively, the “Assumed Liabilities”). In addition to the upfront consideration, Regeneron has agreed to pay the Company (i) a one-time $10.0 million milestone payment (“Milestone Payment”) upon the earlier of (a) the first receipt of regulatory approval and (b) the first commercial sale for the first product candidate within the Transferred Assets in certain specified countries and (ii) agreed-upon royalty payments (“Net Sales Payments”) based on net sales of the product candidates if commercialized.
In connection with the Asset Purchase Agreement, Regeneron also agreed to sublease the Company’s facilities in Seattle, Washington, and a portion of the Company’s facilities in Cambridge, Massachusetts (collectively, the “Premises”). The Company also entered into a facilities service agreement to provide certain facilities and administrative services to Regeneron as it relates to the Premises. In addition, the Company and Regeneron entered into a transition services agreement at the closing of the Transaction under which the Company agreed to provide agreed upon services to Regeneron for a period up to one year following the close of the Transaction, subject to early termination. Lastly, effective as of the Closing Date, the Regeneron Collaboration Agreement was terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s 2023 annual report on Form 10-K, which was most recently filed with the Securities and Exchange Commission, or the SEC, on March 7, 2024.
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

Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field, from discovery through clinical development to regulatory approval of idecabtagene vicleucel (ide-cel, marketed in the United States as Abecma). Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We, together with our partner BMS, are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody. On April 5, 2024 the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy.
On January 29, 2024, we began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into an asset purchase agreement with Regeneron to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets (the “Asset Sale”). Upon closing the transaction on April 1, 2024, Regeneron assumes all of the ongoing program infrastructure and personnel costs related to these programs. We have incurred losses and have experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2024, we incurred a net loss of $52.7 million and used $41.9 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
As we continue to develop and seek to obtain regulatory approval for Abecma in earlier lines of therapy, expand site footprint, educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, competitively differentiate Abecma’s real-world safety, efficacy and product reliability and predictability profile, continue to support the quality control of the LVV, manufacturing and the transition to suspension LVV, we expect to incur significant expenses. Accordingly, until we generate significant revenues from product sales, we may continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Abecma. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.
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
For the three months ended March 31, 2024 and 2023, service revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2024	2023
ide-cel ex-U.S. service revenue from BMS	$2,201	$6,123
Service revenue from December 2021 agreement with Novo Nordisk	1,520	1,703
Other	4,000	3,000
Total service revenue	$7,721	$10,826
For the three months ended March 31, 2024 and 2023, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2024	2023
U.S. Abecma collaboration with BMS	$—	$22,961
Collaboration with Regeneron	4,714	6,411
Total collaborative arrangement revenue	$4,714	$29,372
To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands).

	For the three months ended March 31,
Abecma U.S. Collaboration Profit (Loss) Share	2024	2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(1,975)	$21,581
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	745	1,380
Collaborative arrangement revenue (1)	$—	$22,961
Share of collaboration loss (1)	$(1,230)	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(1,428)	(2,583)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(63)	(176)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$(2,721)	$20,202

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
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of Abecma or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates including:
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

	For the three months ended March 31,
	2024	2023
ide-cel(1)	$7,304	$17,594
bb21217	38	888
bbT369	4,509	9,971
SC-DARIC33(2)	—	1,294
Preclinical programs	9,173	14,562
Total direct research and development expenses	21,024	44,309
General research and platform personnel costs	4,693	5,506
Unallocated laboratory and manufacturing expenses	3,167	2,490
Facility and other support costs	15,047	15,941
Total other research and development expenses	22,907	23,937
Total research and development expenses	$43,931	$68,246
(1) ide-cel research and development expenses included above are substantially global in nature and benefit both U.S. and ex-U.S. territories.
(2) In August 2023, the FDA placed the study on clinical hold due to a fatal (Grade 5) serious adverse event, or SAE, in a patient enrolled in the Phase 1 trial of the PLAT-08 study. The clinical hold was lifted by the FDA in December 2023.

Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by us to support the manufacture of Abecma inventory sold by our collaborative partner, BMS, in both the U.S. and ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of our collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 11, Collaborative arrangements and strategic partnerships, in the notes to our condensed consolidated financial statements.
The reimbursement from BMS for their share of our U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in our condensed consolidated statements of operations and comprehensive loss. The reimbursement from BMS for our ex-U.S. quality and other manufacturing costs is recorded as service revenue in our condensed consolidated statements of operations and comprehensive loss.
Restructuring expenses
Costs relating to both the September 2023 and January 2024 restructurings have been recorded as restructuring expenses in our condensed consolidated statements of operations and comprehensive loss.
In September 2023, we announced a restructuring plan (“2023 Restructuring Plan”) to conserve financial resources and better align our workforce with current business needs. As part of the 2023 Restructuring Plan, our workforce was reduced by approximately 40%, with substantially all of the reduction in personnel to be completed by December 31, 2023. In connection with the 2023 Restructuring Plan, we incurred one-time costs in the third quarter of 2023 relating to severance and retention packages and related benefits.
In January 2024, we announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with our strategic re-alignment, we entered into an asset purchase agreement with Regeneron to sell our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce transitioned to Regeneron as a part of the sale. Additionally, as part of the strategic re-alignment, our board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to further reduce its remaining workforce by approximately 14%. The 2024 Restructuring Plan is expected to be substantially complete by October 2024.
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
As of March 31, 2024, there were $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $0.7 million as of March 31, 2024, which are classified within other non-current liabilities on our condensed consolidated balance sheet.
Loss on assets held for sale
The loss on assets held for sale consists of fixed assets that ceased depreciation and measured at the lower of its carrying value or fair value less cost to sell.
Other Income, Net
Other income, net consists primarily of rental income from a third party, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2024, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2023 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.
Comparison of the Three Months Ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023	Change
	(in thousands)
Revenue:
Service revenue	$7,721	$10,826	$(3,105)
Collaborative arrangement revenue	4,714	29,372	(24,658)
Royalty and other revenue	—	1,423	(1,423)
Total revenues	12,435	41,621	(29,186)
Operating expenses:
Research and development	43,931	68,246	(24,315)
Cost of manufacturing for commercial collaboration	3,269	3,654	(385)
Selling, general and administrative	12,659	20,720	(8,061)
Share of collaboration loss	1,230	—	1,230
Restructuring expenses	4,230	—	4,230
Cost of royalty and other revenue	—	641	(641)
Change in fair value of contingent consideration	(1,730)	73	(1,803)
Total operating expenses	63,589	93,334	(29,745)
Loss from operations	(51,154)	(51,713)	559
Interest income, net	2,861	2,049	812
Other income, net	646	2,643	(1,997)
Loss on assets held for sale	(5,026)	—	(5,026)
Loss before income taxes	(52,673)	(47,021)	(5,652)
Income tax (expense) benefit	—	—	—
Net loss	$(52,673)	$(47,021)	$(5,652)
Revenue. Total revenue was $12.4 million for the three months ended March 31, 2024, compared to $41.6 million for the three months ended March 31, 2023. The decrease of $29.2 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma net sales and higher BMS selling, general and administrative expenses. This resulted in a share of collaboration loss position in the first quarter of 2024 . The decrease was also attributable to a decrease in ide-cel ex-

U.S. service revenue primarily due to overall lower manufacturing costs related costs incurred by us during the three months ended March 31, 2024.
Research and Development Expenses. Research and development expenses were $43.9 million for the three months ended March 31, 2024, compared to $68.2 million for the three months ended March 31, 2023. The overall decrease of $24.3 million was primarily attributable to the following:
•$13.3 million of decreased material production costs largely relating to increased manufacturing activities of suspension lentiviral vector for ide-cel development along with increased manufacturing activities of plasmids and cell banks in the first quarter of 2023;
•$8.5 million of decreased employee compensation primarily resulting from the 40% reduction to our workforce as part of our restructuring, effective as of September 2023 along with an additional reduction to our workforce in the first quarter of 2024; and
•$3.0 million of decreased license and milestone fees relating to fees associated with a milestone paid to Medigene for the continued development of our MAGE-A4 TCR program in solid tumors, which is being developed as part of our collaboration with Regeneron in the first quarter of 2023.
These decreases were partially offset by a $1.2 million increase in net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $3.3 million for the three months ended March 31, 2024, compared to $3.7 million for the three months ended March 31, 2023. The decrease of $0.4 million was primarily due to a decrease in quality testing performed by us on Abecma inventory during the first quarter of 2024.
Restructuring Expenses. The increase in restructuring expenses is a result of the costs associated with the reduction of the workforce as a part of our 2024 Restructuring Plan, effective as of January 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.7 million for the three months ended March 31, 2024, compared to $20.7 million for the three months ended March 31, 2023. The decrease of $8.1 million was primarily due to the following:
•$6.3 million decrease primarily resulting from the 40% reduction to our workforce announced in September 2023 and the additional reduction to our workforce, announced in January 2024. The decrease was also driven by a decrease in stock-based compensation expense due to an overall decrease in the value of outstanding awards; and
•$4.2 million decrease in costs associated with terminations and settlements related to license agreements.
These decreases were offset by an increase of $2.7 million in consulting and professional service fees resulting from increased fees associated with the Asset Sale to Regeneron.
Share of Collaboration Loss. Share of collaboration loss for the three months ended March 31, 2024 represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during this period.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the three months ended March 31, 2024, and total cost of royalty and other revenue was $0.6 million for the three months ended March 31, 2023. The decrease is due to the royalty term ending relating to Breyanzi in August of 2023.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $1.8 million was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Loss on assets held for sale
The loss on assets held for sale consists of fixed assets that ceased depreciation and measured at the lower of its carrying value or fair value less cost to sell.
Other Income, Net. For the three months ended March 31, 2024 and 2023 other income, net primarily consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents, and marketable securities of approximately $181.4 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This includes the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three months ended March 31, 2024, we incurred a loss of $52.7 million and used $41.9 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(41,877)	$(49,088)
Net cash provided by investing activities	21,833	44,798
Net cash provided by financing activities	386	127,084
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(19,658)	$122,794
Cash Flows from Operating Activities. Net cash used in operating activities was $41.9 million for the three months ended March 31, 2024 and primarily consisted of a net loss of $52.7 million adjusted for non-cash items, including stock-based compensation of $4.7 million, a non-cash loss on assets held for sale of $5.0 million, depreciation and amortization of $2.1 million, the change in fair value of contingent consideration of $1.7 million, other non-cash items of $1.3 million, as well as the change in our net working capital.
Net cash used in operating activities was $49.1 million for the three months ended March 31, 2023 and primarily consisted of net loss of $47.0 million adjusted for non-cash items, including stock-based compensation of $9.7 million and depreciation and amortization of $2.3 million, and the change in fair value of contingent consideration of $0.1 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2024 was $21.8 million and was due to proceeds from maturities of marketable securities of $40.0 million and proceeds from maturities of restricted investments of $5.0 million, offset by the purchase of marketable securities of $16.6 million, the purchase of restricted investments of $6.2 million, and the purchase of property, plant and equipment of $0.6 million.
Net cash provided by investing activities for the three months ended March 31, 2023 was $44.8 million and was due to proceeds from maturities of marketable securities of $87.0 million and proceeds from the maturities of restricted investments of $2.5 million, offset by the purchase of marketable securities of $36.1 million, the purchase of restricted investments of $2.5 million, and the purchase of property, plant and equipment of $6.1 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 was $0.4 million and was primarily due to net proceeds relating to the exercise of stock options and ESPP contributions.
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
Because of the numerous risks and uncertainties associated with the development and commercialization of Abecma, we are unable to estimate the exact amount of our working capital requirements. The scope of our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
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
A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development and commercialization of Abecma. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

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
Contractual Obligations and Commitments
In connection with the Asset Sale, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. Please refer to Note 8, Leases, in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information regarding our future minimum commitments under ASC 842 under our operating leases and Note 18, Subsequent Events, for further information on the closing on the transaction with Regeneron. There have been no other material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in our 2023 annual report on Form 10-K.
Emerging Growth Company Statu
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $181.4 million, primarily invested in U.S. government agency securities and treasuries and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2024, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $0.8 million.
Foreign currency fluctuation risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K and our quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
During the three months ended March 31, 2024, none of the directors or executive officers of the Company adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

Item 6. Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
10.1*†	Asset Purchase Agreement between 2seventy bio, Inc. and Regeneron Pharmaceuticals, Inc., dated as of January 29, 2024.
10.2#
Transitional Services Agreement between 2seventy bio, Inc. and Nick Leschly, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 30, 2024).

10.3#
Executive Employment Agreement between 2seventy bio, Inc. and William Baird, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 30, 2024).

10.4#
Executive Employment Agreement between 2seventy bio, Inc. and Victoria Eatwell, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 30, 2024).

10.5#	Release and Equity Agreement, by and between 2seventy bio, Inc. and Philip Gregory (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2024).
99.1	Press release issued by 2seventy bio, Inc. on January 30, 2024 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 30, 2024).
99.2	Press release issued by 2seventy bio, Inc. on March 15, 2024 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

#    Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

2seventy bio, Inc.

Date: May 9, 2024	By:	/s/ William Baird
William Baird
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 9, 2024	By:	/s/ Victoria Eatwell
Victoria Eatwell
Chief Financial Officer
(Principal Financial and Accounting Officer)