Form 10-Q
period 2024-06-30
2seventy bio, Inc.
filed 2024-08-08
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 51,497,928 shares of common stock as of August 05, 2024.

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
•the anticipated benefits of the sale of our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies to Regeneron Pharmaceuticals, Inc., or Regeneron, which we refer to as the “Asset Sale” or “Regeneron Transaction”, and the sale of our megaTAL program to Novo Nordisk A/S, or “Novo Transaction”;
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
•potential indemnification liabilities we may owe to bluebird bio, Inc., or bluebird bio, after the separation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$111,864	$74,958
Marketable securities	90,009	142,031
Prepaid expenses	4,873	7,365
Receivables and other current assets	18,125	13,411
Total current assets	224,871	237,765
Property, plant and equipment, net	36,719	58,150
Marketable securities	—	4,816
Intangible assets, net	6,240	6,594
Operating lease right-of-use assets	210,460	219,958
Restricted investments and other non-current assets	39,606	38,143
Total assets	$517,896	$565,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,995	$6,028
Accrued expenses and other current liabilities	28,702	25,688
Operating lease liability, current portion	15,507	12,660
Deferred revenue, current portion	—	15,403
Total current liabilities	47,204	59,779
Deferred revenue, net of current portion	—	3,918
Operating lease liability, net of current portion	235,888	244,013
Other non-current liabilities	—	2,416
Total liabilities	283,092	310,126
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 51,493 and 50,632 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	774,046	766,716
Accumulated other comprehensive loss	(236)	(204)
Accumulated deficit	(539,011)	(511,217)
Total stockholders’ equity	234,804	255,300
Total liabilities and stockholders’ equity	$517,896	$565,426
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$4,621	$5,022	$12,342	$15,848
Collaborative arrangement revenue	4,346	29,034	9,060	58,406
Royalty and other revenue	—	1,992	—	3,415
Total revenues	8,967	36,048	21,402	77,669
Operating expenses:			—
Research and development	16,013	59,980	59,944	128,226
Cost of manufacturing for commercial collaboration	3,453	3,610	6,722	7,264
Selling, general and administrative	9,857	19,489	22,516	40,209
Share of collaboration loss	—	—	1,230	—
Restructuring expenses	7,398	—	11,628	—
Cost of royalty and other revenue	—	907	—	1,548
Change in fair value of contingent consideration	(685)	53	(2,415)	126
Total operating expenses	36,036	84,039	99,625	177,373
Loss from operations	(27,069)	(47,991)	(78,223)	(99,704)
Interest income, net	2,527	3,090	5,388	5,139
Other income, net	1,434	2,812	2,080	5,455
Gain on sale to Novo Nordisk	47,987	—	47,987	—
Loss on assets held for sale to Regeneron	—	—	(5,026)	—
Income (loss) before income taxes	24,879	(42,089)	(27,794)	(89,110)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$24,879	$(42,089)	$(27,794)	$(89,110)
Net income (loss) per share - basic	$0.48	$(0.83)	$(0.53)	$(1.89)
Net income (loss) per share - diluted	$0.45	$(0.83)	$(0.53)	$(1.89)
Weighted-average number of common shares used in computing net (income) loss per share - basic	52,186	50,966	52,129	47,238
Weighted-average number of common shares used in computing net (income) loss per share - diluted	55,011	50,966	52,129	47,238
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the three and six months ended June 30, 2024 and 2023, respectively.	$100	$520	$(32)	$1,447
Total other comprehensive income (loss)	$100	$520	$(32)	$1,447
Comprehensive income (loss)	$24,979	$(41,569)	$(27,826)	$(87,663)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2023	50,632	$5	$766,716	$(204)	$(511,217)	$255,300
Vesting of restricted stock units	695	—	—	—	—	—
Stock-based compensation	—	—	4,684	—	—	4,684
Purchases of shares under ESPP	77	—	260	—	—	260
Other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(52,673)	(52,673)
Balances at March 31, 2024	51,404	$5	$771,660	$(336)	$(563,890)	$207,439
Vesting of restricted stock units	89	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Other comprehensive income	—	—	—	100	—	100
Net income	—	—	—	—	24,879	24,879
Balances at June 30, 2024	51,493	$5	$774,046	$(236)	$(539,011)	$234,804
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

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,794)	$(89,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(2,415)	126
Depreciation and amortization	3,783	4,493
Stock-based compensation expense	7,069	17,406
Gain on asset sale to Novo Nordisk	(47,987)	—
Loss on assets held for sale to Regeneron	5,026	—
Other non-cash items	(2,354)	(2,581)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,719)	(14,847)
Operating lease right-of-use assets	9,498	10,172
Accounts payable	(2,491)	(496)
Accrued expenses and other liabilities	2,179	(18,431)
Operating lease liabilities	(5,279)	(6,594)
Deferred revenue	(535)	21,855
Collaboration research advancement	—	(3,744)
Net cash used in operating activities	(65,019)	(81,751)
Cash flows from investing activities:
Purchases of property, plant and equipment	(673)	(10,050)
Proceeds from Regeneron Transaction	5,000	—
Proceeds from Novo Transaction	38,000	—
Proceeds from sale of equipment	176	—
Purchases of marketable securities	(21,408)	(155,524)
Proceeds from maturities of marketable securities	80,500	145,476
Purchases of restricted investments	(8,334)	(4,485)
Proceeds from maturities of restricted investments	7,010	4,500
Net cash provided by (used in) investing activities	100,271	(20,083)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	117,004
Proceeds from issuance of common stock to Regeneron, net of issuance costs	—	9,859
Proceeds from exercise of stock options and ESPP contributions	362	349
Net cash provided by financing activities	362	127,212
Increase in cash, cash equivalents and restricted cash and cash equivalents	35,614	25,378
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	76,683	72,290
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$112,297	$97,668
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$111,864	$95,991
Restricted cash and cash equivalents included in restricted investments and other non-current assets	433	1,677
Total cash, cash equivalents, and restricted cash and cash equivalents	$112,297	$97,668
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$34	$2,302
Financing issuance costs included in accounts payable or accrued expenses	$—	$35
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company, together with BMS, is delivering the first U.S. Food and Drug Administration “FDA”-approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
On January 29, 2024, the Company began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Company entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), to sell to Regeneron substantially all of the assets related to its oncology and autoimmune cell therapy programs (the “Regeneron Transaction”). The Regeneron Transaction closed on April 1, 2024 and Regeneron assumed all of the ongoing programs, infrastructure and personnel costs related to these programs.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred normal operating losses and has experienced negative operating cash flows for all historical periods presented. During the six months ended June 30, 2024, the Company incurred a net loss of $27.8 million and used $65.0 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $201.9 million. Based on the Company’s current operating plans, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q and the Company does not currently have any plans to sell shares under the ATM.

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
Contingent consideration receivable
Under ASC 810, Consolidations, the Company has elected to use the loss recovery approach to account for contingent consideration receivable. Under this approach, if it is probable that contingent consideration will be received, an asset would be recognized and measured initially at the lesser of (i) the amount of probable future proceeds or (ii) the difference between the fair value of the consideration received, excluding the contingent consideration, and the carrying amount of the deconsolidated net assets.
Gain or Loss on Transaction
The Company accounts for the disposition or sale of a business in accordance with Topic 810, Consolidations. This includes derecognizing assets related to the disposal group and then recognizing a gain or loss for the difference between the fair value of the consideration received and the book value of the disposal group under Topic 810.
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

3.    Asset purchase agreements
Regeneron Asset Purchase Agreement
In January 2024, the Company and Regeneron entered into an asset purchase agreement for the Regeneron Transaction. The assets consisted of property, plant and equipment and prepaid expenses. As consideration for the Asset Sale, Regeneron agreed to pay the Company an upfront payment of $5.0 million and contingent consideration based on regulatory approval and sales-based royalties. Regeneron assumed certain programs, infrastructure and personnel costs related to the programs purchased. In accordance with Topic 360, Property, Plant, and Equipment, the Company determined that as of the signing of the asset purchase agreement in January 2024, the criterion to classify the assets to be sold to Regeneron as assets held for sale was met. The $17.8 million of property, plant and equipment and prepaid expenses to be sold to Regeneron were classified as assets held for sale on the Company’s condensed consolidated balance sheets as of March 31, 2024.
As noted above, the Company received an upfront payment of $5.0 million upon closing of the Regeneron Transaction, which occurred on April 1, 2024. Moreover, the termination of the Company’s existing Collaboration Agreement with Regeneron (as described in Note 11) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $7.8 million of deferred revenue associated with the Regeneron Collaboration Agreement as part of the Asset Sale. The cash received by the Company combined with the derecognition of the remaining deferred revenue totals $12.8 million and represents the approximate combined fair value of the assets sold to Regeneron under the asset purchase agreement. As such, in the first quarter of 2024, the Company recorded an impairment loss of $5.0 million, disclosed as the “loss on assets held for sale to Regeneron” on the condensed consolidated statements of operations and comprehensive income (loss). This represents the excess of the carrying value of the assets to be transferred to Regeneron at the time the held for sale criteria was met. This is presented as loss on assets held for sale on the condensed consolidated statements of operations and comprehensive income (loss). Upon the closing of the Regeneron Transaction on April 1, 2024 and the receipt of the $5.0 million upfront payment, the Company derecognized the assets held for sale and the deferred revenue discussed above from its condensed consolidated balance sheets.
In connection with the Asset Sale, the Company entered into transition services agreements with Regeneron, under which the Company provides certain services to Regeneron to help facilitate an orderly transition of the business following the Asset Sale. In return for these services, Regeneron is required to pay certain agreed upon fees to reimburse the Company for costs incurred, without markup. As of June 30, 2024, $7.5 million of receivables associated with these transition services agreements are included within receivables and other current assets on the Company’s condensed consolidated balance sheets. Income for services provided by the Company to Regeneron is included within other income, net within the condensed consolidated statements of operations and comprehensive income (loss). Reimbursement for costs incurred, without markup, are netted against operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Novo Asset Purchase Agreement
In June 2024, the Company announced the completion of an asset purchase agreement with Novo Nordisk (“Novo”). Under the terms of the agreement (“Novo Transaction”), Novo acquired the Company’s program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis and prevention of hemophilia (the “megaTAL Sale”). As consideration, Novo paid the Company upfront consideration of $38.0 million, plus up to an additional $2.0 million that will be held back by Novo for 12 months and may be used to settle certain indemnification claims.
No assets on the Company’s condensed consolidated balance sheet were identified to be transferred to Novo as part of the transaction. The termination of the Company’s existing Collaboration and License Agreement with Novo (as described in Note 11) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $11.0 million of deferred revenue associated with the Company’s Novo Collaboration Agreement as part of the megaTAL Sale.
In connection with the megaTAL Sale, the Company entered into a transition service agreement with Novo under which the Company will provide certain services to Novo to help facilitate an orderly transition of the business following the sale. Consideration for these services was included in the initial purchase price and as such, $1.0 million, which represents the fair market value of the services to be performed, is deferred from the gain on the sale and will be recognized over the six month term of the transition services agreement. The balance of deferred transition service income is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The $38.0 million cash consideration received by the Company (less the $1.0 million received for transition services to be provided by the Company) combined with the derecognition of the deferred revenue totals $48.0 million and represents the gain on the sale of asset to Novo. This is disclosed as the “gain on sale to Novo Nordisk”, on the condensed consolidated statements of operations and comprehensive income (loss). As the Company has elected to use the loss recovery approach to account for contingent consideration receivable, the $2.0 million cash consideration held back by Novo will not be recognized until it is probable to be received.

4.    Marketable securities
The following table summarizes the marketable securities held at June 30, 2024 and December 31, 2023 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
June 30, 2024
U.S. government agency securities and treasuries	$63,376	$—	$(45)	$63,331
Commercial paper	26,686	2	(10)	26,678
Total	$90,062	$2	$(55)	$90,009
December 31, 2023
U.S. government agency securities and treasuries	$101,566	$144	$(85)	$101,625
Commercial paper	45,188	34	—	45,222
Total	$146,754	$178	$(85)	$146,847
No available-for-sale debt securities held as of June 30, 2024 or December 31, 2023 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2024
U.S. government agency securities and treasuries	$49,944	$(31)	$13,386	$(14)	$63,330	$(45)
Commercial paper	16,730	(10)	—	—	16,730	(10)
Total	$66,674	$(41)	$13,386	$(14)	$80,060	$(55)
December 31, 2023
U.S. government agency securities and treasuries	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
Total	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)

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
The following table summarizes restricted investments held at June 30, 2024 and December 31, 2023 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
June 30, 2024
U.S. government agency securities and treasuries	$34,350	$10	$(192)	$34,168
Total	$34,350	$10	$(192)	$34,168
December 31, 2023
U.S. government agency securities and treasuries	$33,072	$67	$(365)	$32,774
Total	$33,072	$67	$(365)	$32,774

The following table summarizes restricted investments in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2024
U.S. government agency securities and treasuries	$16,795	$(58)	$10,886	$(134)	$27,681	$(192)
Total	$16,795	$(58)	$10,886	$(134)	$27,681	$(192)
December 31, 2023
U.S. government agency securities and treasuries	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
Total	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $0.7 million as of June 30, 2024 and $0.8 million as of December 31, 2023. No accrued interest receivable was written off during the three and six months ended June 30, 2024 or 2023.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2024 and December 31, 2023, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three and six months ended June 30, 2024 and 2023.
The Company determined that there was no material change in the credit risk of the above investments during the three and six months ended June 30, 2024. As such, an allowance for credit losses was not recognized. As of June 30, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

5.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024
Assets:
Cash and cash equivalents	$111,864	$111,864	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	63,331	—	63,331	—
Commercial paper	26,678	—	26,678	—
Restricted cash and cash equivalents	433	433	—	—
Restricted investments	34,168	—	34,168	—
Total assets	$236,474	$112,297	$124,177	$—
December 31, 2023
Assets:
Cash and cash equivalents	$74,958	$74,958	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	101,625	—	101,625	—
Commercial paper	45,222	—	45,222	—
Restricted cash and cash equivalents	1,725	1,725	—
Restricted investments	32,774	—	32,774	—
Total assets	$256,304	$76,683	$179,621	$—
Liabilities:
Contingent consideration	$2,415	$—	$—	$2,415
Total liabilities	$2,415	$—	$—	$2,415
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”) in 2014, the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive income (loss). In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. As of June 30, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets to zero.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the six months ended June 30, 2024
Beginning balance	$2,415
Additions	—
Changes in fair value	(2,415)
Payments	—
Ending balance	$—
Please refer to Note 9, Commitments and contingencies, for further information.

6.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Computer equipment and software	$4,965	$6,156
Office equipment	6,330	6,726
Laboratory equipment	4,329	43,209
Leasehold improvements	48,340	58,832
Construction-in-progress	—	138
Total property, plant and equipment	63,964	115,061
Less accumulated depreciation and amortization	(27,245)	(56,911)
Property, plant and equipment, net	$36,719	$58,150
As part of the Regeneron Transaction, the Company transferred fixed assets with a net book value, prior to impairment, of $17.7 million to Regeneron. This consisted of laboratory equipment, leasehold improvements, and software and office equipment with net book values, prior to impairment, of $12.1 million, $5.5 million, and $0.1 million, respectively. For further detail regarding the Asset Sale to Regeneron, please refer to Note 3, Asset Purchase Agreements.

7.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Collaboration research costs	$12,107	$5,681
Employee compensation, including severance for restructuring	6,588	4,639
Royalties	3,469	9,702
Clinical and contract research organization costs	883	990
Manufacturing costs	525	1,764
Property, plant, and equipment	17	279
Deferred transition services income (1)	888	—
Other	4,225	2,633
Total accrued expenses and other current liabilities	$28,702	$25,688
(1) Refer to Note 3, Asset Purchase Agreements, for further information regarding deferred transition services income relating to the Novo Transaction.

The increase in accrued collaboration research costs is attributable to an increase in the Company’s accrual of amounts due under its collaboration with BMS.

8.    Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, which was assigned to it in connection with its separation from bluebird bio. The lease at 60 Binney Street, Cambridge, Massachusetts for 253,108 square feet (the “Prime Lease”) was previously entered into by bluebird bio with ARE-MA Region No. 40, LLC on September 21, 2015. The lease at 188 East Blaine Street in Seattle, Washington for 36,126 square feet was previously entered into by bluebird bio on July 18, 2018.
In connection with the Regeneron Transaction, Regeneron agreed to fully sublease the Company’s facilities in Seattle, Washington and sublease a portion of the Company’s facilities in Cambridge, Massachusetts. As part of the sublease agreement with Regeneron (the “Subtenant”), the Company agreed to sublease to Regeneron approximately 159,106 square feet of space in Cambridge and approximately 36,126 square feet of space in Seattle. The Company remains the primary obligor of the leases. In each case, the monthly base rent for the sublease is equal to the rate per square foot paid by the Company, which is subject to annual rent increases.
For the Prime Lease, in addition to base rent, the Subtenant is responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the subleased space. The Subtenant has agreed to pay its proportionate share (63%) of all operating expenses, taxes, insurance, utilities storage, parking fees and all other additional rent payable by the Company under the Prime Lease.
Sublease income from Regeneron will cover a majority of the Company’s future minimum lease commitments through 2027. Total sublease income for the three months ended June 30, 2024 related to the sublease of the Prime Lease was approximately $5.1 million. Total sublease income for the three months ended June 30, 2024 related to the sublease of the Seattle lease was approximately $0.6 million, which covers all of the Company’s costs for the Seattle facility. This income is netted against the Company’s rent expense in the condensed consolidated statements of operations and comprehensive income (loss).

9.    Commitments and contingencies
Contingent consideration related to business combination
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. The Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. As of June 30, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets to zero. Please refer to Note 5, Fair value measurements, for further information.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and Novo Nordisk A/S agreements and to Note 12, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of June 30, 2024, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 11, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
Additionally, 2seventy bio was party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction. For any contracts remaining, other than a decrease in committed spend due to the payment of these obligations in the normal course of business, there have been no material changes in future minimum purchase commitments from those disclosed in Note 8, Commitments and Contingencies, to the consolidated financial statements included in the Company's 2023 annual report on Form 10-K.
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
The Company is also responsible for equally sharing in the ongoing ide-cel research and development activities being conducted by BMS in the United States as BMS continues conducting ongoing clinical studies to support the use of Abecma in earlier lines of therapy. The net amount owed to BMS for research and development activities determined on a quarterly basis is classified as research and development expense on the statements of operations and comprehensive income (loss). If BMS is obligated to reimburse the Company because the Company’s research and development costs exceeds BMS’ research and development costs in a particular quarterly period, the net amount is recorded as collaborative arrangement revenue.
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three and six months ended June 30, 2024 and 2023 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive income (loss) as described below.

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2024	June 30, 2024	June 30, 2024
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(1,975)	$3,549	$1,574
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	745	815	1,560
Collaborative arrangement revenue (1)	$—	$4,364	$4,364
Share of collaboration loss (1)	$(1,230)	$—	$(1,230)

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	June 30, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$44,853
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	2,651
Collaborative arrangement revenue (1)	$22,961	$24,543	$47,504
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2024	June 30, 2024	June 30, 2024
2seventy's obligation for its share of BMS research and development expenses	$(6,963)	$(8,625)	$(15,588)
Reimbursement from BMS for 2seventy research and development expenses	224	192	416
Net R&D expense (1)	$(6,739)	$(8,433)	$(15,172)

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	June 30, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(16,656)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	6,133
Net R&D expense (1)	$(4,871)	$(5,652)	$(10,523)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and six months ended June 30, 2024 and 2023 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$2,634	$2,988	$4,835	$9,111
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

One-time restructuring expenses
In the second quarter of 2024, the Company recognized one-time expense of $5.4 million representing its share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of its transition to the use of suspension lentiviral vector in the manufacturing of Abecma. These costs are included in restructuring expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Regeneron
Upon closing of the Regeneron Transaction, on April 1, 2024, the Collaboration Agreement with Regeneron described below was terminated. Please refer to Note 3, Asset Purchase Agreements for further information regarding the accounting treatment for the termination.
Regeneron Collaboration Agreement
In August 2018, bluebird bio entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron, pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. In August 2018, following the completion of required regulatory reviews, the Regeneron Collaboration Agreement became effective. As noted above, the agreement was assumed by the Company in connection with the separation. Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy.
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
The Development Candidate Nomination for MUC-16 has already occurred and the corresponding milestone payment will not be due until the Clinical Candidate milestone event (IND Acceptance) is achieved for MUC-16 at which time the first milestone will be reduced to $1.0 million for a total amount due for the two milestones related to MUC-16 of $4.0 million.
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
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price (in thousands):

Performance Obligation	Allocation of Transaction Price
MUC16 Mono/Combo & Next Gen Therapies	$1,905
MAGE-A4	178
Early Research Target (1)	8,701
Early Research Target (2)	475
Total	$11,259
As of June 30, 2024, as the Collaboration has been terminated concurrently with the closing of the Regeneron Transaction, there is no unsatisfied portion of the transaction price remaining and there is no remaining deferred revenue as the remaining deferred revenue amount of $7.8 million as of April 1, 2024, was derecognized as part of the Regeneron Transaction. Refer to Note 3, Asset Purchase Agreements, for further detail.
During the first quarter of 2024, the Company received a milestone payment of $4.0 million from Regeneron relating to IND acceptance for the MUC16 target. As the filing of IND for the target is complete, the performance obligation relating to the target is satisfied and the Company recognized the full $4.0 million as service revenue in the first quarter of 2024, and on the condensed consolidated statement of operations for the six months ended June 30, 2024 under ASC 606.
The Collaboration Agreement with Regeneron has terminated concurrently with the closing of the Regeneron Transaction, and as such the Company did not recognize revenue in the second quarter of 2024. For the six months ended June 30, 2024, the Company recognized $4.7 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement relating to the first quarter of 2024. For the three and six months ended June 30, 2023, the Company recognized $4.5 million and $10.9 million of collaborative arrangement revenue, respectively. As of June 30, 2024, amounts due from Regeneron totaled $2.3 million relating to the collaboration, included within receivables and other current assets on the condensed consolidated balance sheets.
JW Therapeutics
Please refer to Note 3, Asset Purchase Agreements, for further information on the terms of the Asset Sale. Upon closing of the Asset Sale on April 1, 2024, this program was assumed by Regeneron, including all upfront milestone and royalty payments to be made by JW (Cayman) Therapeutics Co., Ltd. (“JW”), if any.
In October 2022, the Company entered into a strategic alliance with JW to establish a translational and clinical cell therapy development platform designed to more rapidly explore T cell-based immunotherapy therapy products in the Chinese mainland, Hong Kong (China), and Macao (China). The initial focus of the collaboration is the Company’s MAGE-A4 TCR program in solid tumors which is being developed as part of its collaboration with Regeneron.
Under the terms of the agreement, the Company granted JW a license for the MAGE-A4 cell therapy in the Chinese mainland, Hong Kong (China), and Macao (China). JW is responsible for development, manufacturing, and commercialization of the initial product within China. The Company is eligible to receive milestones and royalties on product revenues in China. The Company and Regeneron will equally share all payments received from JW, including but not limited to all upfront, milestone and royalty payments made by JW to the Company. The Company and Regeneron will also equally share all costs for any eligible expenses incurred in accordance with the terms of the Regeneron Collaboration Agreement. Additionally, the Company may leverage the early clinical data generated under the collaboration to support development in other geographies.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the initial product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. The agreement with JW was assumed by Regeneron as a part of the Regeneron Transaction. As of June 30, 2024, no unsatisfied portion of the variable consideration for the reimbursement of vector supply remains.
Novo Nordisk
Upon the closing of an asset purchase agreement with Novo Nordisk in June 2024, the Collaboration and License Agreement with Novo Nordisk was terminated. Please refer to Note 3, Asset Purchase Agreements, for further information regarding the accounting treatment for the termination.

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
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company is responsible in making a $9.0 million payment to such third party. Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the aforementioned $9.0 million payment by the Company to such third party. The remaining $6.0 million, of the $15.0 million proof of concept milestone, is allocated to the material right alongside the $5.0 million upfront payment. Prior to the Novo Transaction, the total of $11.0 million was included in deferred revenue, net of current portion. This amount was derecognized as part of the accounting for the Novo Transaction. Please refer to Note 3, Asset Purchase Agreements, for further detail.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three and six months ended June 2024, the Company recognized $2.0 million and $3.5 million of service revenue under this agreement, respectively. For the three and six months ended June 2023, the Company recognized $1.9 million and $3.6 million of service revenue under this agreement, respectively. The collaboration has been terminated following the signing of the asset purchase agreement with Novo in June 2024. Refer to Note 3, Asset Purchase Agreements, for further details.
12.    Royalty and other revenue
bluebird bio has out-licensed intellectual property to various third parties. Under the terms of these agreements, some of which were assumed by the Company in connection with the separation, bluebird bio and the Company may be entitled to royalties and milestone payments.
Juno Therapeutics
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Royalty revenue recognized from sales of lisocabtagene maraleucel is included within royalty and other revenue in the condensed consolidated statement of operations and comprehensive loss. As of August 24, 2023, the royalty term of this license agreement ended, and the Company will no longer receive royalties from sales of lisocabtagene maraleucel.
The Company did not recognize royalty and other revenue for the three and six months ended June 30, 2024. The Company recognized $2.0 million and $3.4 million of royalty and other revenue for the three and six months ended June 30, 2023, respectively.
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

Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock options	$1,057	$2,717	$2,900	$6,582
Restricted stock units	1,314	4,924	4,092	10,651
Employee Stock Purchase Plan	14	99	77	173
	$2,385	$7,740	$7,069	$17,406

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Research and development	$350	$3,372	$1,995	$6,990
Selling, general and administrative	1,509	4,368	4,037	10,416
Restructuring expenses	526	—	1,037	—
	$2,385	$7,740	$7,069	$17,406
Employee Stock Purchase Plan
During the six months ended June 30, 2024, 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).
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
16.    Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when the Company has a net loss, stock awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.
The following table shows the calculation of diluted shares (in thousands):

For the three months ended June 30,
2024
Shares used in computation of basic earnings per share	52,186
Total dilutive effect of outstanding options and restricted stock units(1)	2,825
Shares used in computation of diluted earnings per share	55,011
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
As described further in Note 9, Stockholders’ equity, to the consolidated financial statements included in the Company’s 2023 annual report on Form 10-K, in November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. Based on the terms of the pre-funded warrants, management concluded that they should be considered outstanding shares in the computation of basic and diluted net income (loss) per share.

17.    Corporate Restructuring
September 2023 Restructuring Plan
In August 2023, the Company’s board of directors approved a restructuring plan (the “2023 Restructuring Plan”) to conserve financial resources and better align the Company’s workforce with current business needs. As part of the 2023 Restructuring Plan, the Company's workforce was reduced by approximately 40% in September 2023. The Company’s 2023 Restructuring Plan is complete as of June 30, 2024.
In connection with the 2023 Restructuring Plan, the Company incurred $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and were included in restructuring expenses on the condensed consolidated statements of operations and comprehensive income (loss). Since inception of the 2023 Restructuring Plan, the Company has paid $8.6 million of restructuring costs. An immaterial amount of accrued costs remains for the plan as of June 30, 2024 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
January 2024 Restructuring Plan
In January 2024, the Company announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with the Company’s strategic re-alignment, the Company entered into an asset purchase agreement with Regeneron to sell the Company’s oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce that was left following completion of the 2023 Restructuring Plan transitioned to Regeneron as a part of the Regeneron Transaction. Additionally, as part of the strategic re-alignment, the Company’s board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to further reduce its remaining workforce by approximately 14%. The Company expects the 2024 Restructuring Plan to be substantially complete by October 2024.
In connection with the 2024 Restructuring Plan, the Company expects to incur approximately $6.6 million of costs for severance and related benefits and stock-based compensation expense. These costs will be recognized over the period from January 2024 through October 2024, and are disclosed as restructuring expenses on the condensed consolidated statements of operations and comprehensive income (loss). The table below summarizes the expenses recognized and expected to be recognized under the 2024 Restructuring Plan as of June 30, 2024:

	Expense recognized for the three months ended June 30, 2024	Expense recognized for the six months ended June 30, 2024	Total expense expected to be recognized
Cash-related restructuring expenses:
Severance and related benefits	$1,428	$5,148	$5,567
Non-cash expenses:
Stock-based compensation expense	526	1,036	1,037
Total restructuring expenses	$1,954	$6,184	$6,604
The following table summarizes the cash-related restructuring accrued liabilities activity recorded in connection with the 2024 Restructuring Plan for the six months ended June 30, 2024:

For the six months ended June 30, 2024
Beginning balance at January 1, 2024	$—
Cash-related expenses recognized	5,148
Cash-related expenses paid	(2,345)
Reversal of excess accrual	—
Remaining accrual at June 30, 2024 (1)	$2,803
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

Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field from discovery through clinical development to regulatory approval of idecabtagene vicleucel (ide-cel, marketed in the United States as Abecma). Our approach combines our expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. We, together with our partner Bristol Myers Squibb’s (“BMS”), are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody. On April 5, 2024 the U.S. Food and Drug Administration (“FDA”), approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy.
On January 29, 2024, we began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets (the “Asset Sale”). Upon closing the transaction on April 1, 2024, Regeneron assumed all of the ongoing program infrastructure and personnel costs related to these programs.

We have incurred normal operating losses and have experienced negative operating cash flows for all historical periods presented. During the six months ended June 30, 2024, we incurred a net loss of $27.8 million and used $65.0 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
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
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“Topic 606” or "ASC 606"). For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated statements of operations and comprehensive income (loss) based on the nature of the payments, as summarized in the table and further described below.

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
As we recognize revenue under our collaborative arrangements both within and outside the scope of Topic 606, we present revenue on our consolidated statements of operations and comprehensive income (loss) as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes only revenue from collaborative partners recognized outside the scope of Topic 606.
For the three and six months ended June 30, 2024 and 2023, service revenue consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
ide-cel ex-U.S. service revenue from BMS	$2,634	$2,988	$4,835	$9,111
Service revenue from December 2021 agreement with Novo Nordisk	1,987	1,917	3,507	3,620
Other	—	117	4,000	3,117
Total service revenue	$4,621	$5,022	$12,342	$15,848
For the three and six months ended June 30, 2024 and 2023, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
U.S. Abecma collaboration with BMS	$4,364	$24,543	$4,364	$47,504
Collaboration with Regeneron (1)	(18)	4,491	4,696	10,902
Total collaborative arrangement revenue	$4,346	$29,034	$9,060	$58,406
(1) Amount for the three months ended June 30, 2024 represents an immaterial true-down relating to Regeneron collaboration arrangement revenue recognized during the first quarter of 2024. Following the closing of the Regeneron Transaction on April 1, 2024, there has been no additional revenue recognized related to the Regeneron Collaboration Agreement.

To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive income, (loss) for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands).

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2024	June 30, 2024	June 30, 2024
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(1,975)	$3,549	$1,574
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	745	815	1,560
Collaborative arrangement revenue (1)	$—	$4,364	$4,364
Share of collaboration loss (1)	$(1,230)	$—	$(1,230)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(1,428)	(1,141)	(2,569)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(63)	—	(63)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive income (loss)	$(2,721)	$3,223	$502

	For the three months ended		For the six months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2023	June 30, 2023	June 30, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$44,853
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	2,651
Collaborative arrangement revenue (1)	$22,961	$24,543	$47,504
Share of collaboration loss (1)	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(4,972)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(329)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$22,001	$42,203

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

Research and Development Expenses
Following the closing of the Novo and Regeneron Transactions, research and development expenses consist primarily of costs incurred for the development of Abecma in collaboration with BMS. This includes costs associated with the following clinical studies:
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
Additional research and development expenses include facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities.
Historical research and development expenses included costs for Abecma, as discussed above, as well as costs incurred for the development of product candidates that were sold to Regeneron and Novo in the second quarter of 2024. Information about the historical costs we incurred on these programs can be found in our previous Form 10-Q and Form 10-K filings.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by vendors and clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of Abecma. The duration, costs, and timing of clinical studies and development of oAbecma will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of Abecma including:
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
The reimbursement from BMS for their share of our U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in our condensed consolidated statements of operations and comprehensive income (loss). The reimbursement from BMS for our ex-U.S. quality and other manufacturing costs is recorded as service revenue in our condensed consolidated statements of operations and comprehensive income (loss).
Restructuring expenses
Costs relating to both the September 2023 and January 2024 restructurings have been recorded as restructuring expenses in our condensed consolidated statements of operations and comprehensive income (loss).
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
In January 2024, we announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with our strategic re-alignment, we entered into an asset purchase agreement with Regeneron to sell our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce transitioned to Regeneron as a part of the sale. Additionally, as part of the strategic re-alignment, our board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to further reduce our remaining workforce by approximately 14%. The 2024 Restructuring Plan is expected to be substantially complete by October 2024.
Additionally, during the second quarter of 2024, we recognized one-time expense of $5.4 million representing our share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of our transition to the use of suspension lentiviral vector in the manufacturing of Abecma. This was recorded within restructuring expenses in our condensed consolidated statements of operations and comprehensive income (loss).
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
As of June 30, 2024, there were $99.9 million in future contingent cash payments related to commercial milestones. As of June 30, 2024, we determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration, classified within other non-current liabilities on our condensed consolidated balance sheet, to zero. Please refer to Note 5, Fair value measurements, for further information.
Gain on sale to Novo Nordisk
The gain on sale to Novo Nordisk consists of upfront cash consideration received for the Novo Transaction, less consideration received and deferred related to transition services, combined with the derecognition of deferred revenue remaining from the Novo Collaboration agreement.
Loss on assets held for sale to Regeneron
The loss on assets held for sale to Regeneron consists of fixed assets that ceased depreciation, measured at the lower of their carrying value or fair value less cost to sell.
Other Income, Net
Other income, net consists primarily of rental income from a third party, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and six months ended June 30, 2024, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2023 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.
Comparison of the Three Months Ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Service revenue	$4,621	$5,022	$(401)
Collaborative arrangement revenue	4,346	29,034	(24,688)
Royalty and other revenue	—	1,992	(1,992)
Total revenues	8,967	36,048	(27,081)
Operating expenses:
Research and development	16,013	59,980	(43,967)
Cost of manufacturing for commercial collaboration	3,453	3,610	(157)
Selling, general and administrative	9,857	19,489	(9,632)
Share of collaboration loss	—	—	—
Restructuring expenses	7,398	—	7,398
Cost of royalty and other revenue	—	907	(907)
Change in fair value of contingent consideration	(685)	53	(738)
Total operating expenses	36,036	84,039	(48,003)
Loss from operations	(27,069)	(47,991)	20,922
Interest income, net	2,527	3,090	(563)
Other income, net	1,434	2,812	(1,378)
Gain on sale to Novo Nordisk	47,987	—	47,987
Loss on assets held for sale to Regeneron	—	—	—
Income (loss) before income taxes	24,879	(42,089)	66,968
Income tax (expense) benefit	—	—	—
Net income (loss)	$24,879	$(42,089)	$66,968
Revenue. Total revenue was $9.0 million for the three months ended June 30, 2024, compared to $36.0 million for the three months ended June 30, 2023. The decrease of $27.1 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma net sales. The decrease was also due to the termination of the Regeneron Collaboration Agreement concurrently with the close of the Asset Sale, which occurred on April 1, 2024.

Research and Development Expenses. Research and development expenses were $16.0 million for the three months ended June 30, 2024, compared to $60.0 million for the three months ended June 30, 2023. The overall decrease of $44.0 million was primarily attributable to the following:
•$19.8 million of decreased employee compensation costs, primarily resulting from the Asset Sale, as part of which a large portion of our research and development workforce transitioned to Regeneron. Additionally, there was a 40% reduction to our workforce as part of our restructuring in September 2023 and an additional reduction to our workforce initiated in January 2024;
•$12.5 million of decreased facilities and IT costs largely due to the Asset Sale, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs. The remaining decrease is driven by the reduction to our workforce as part of our restructuring;
•$6.5 million of decreased material production costs, which were assumed by Regeneron as part of the Asset Sale; and
•$6.4 million of decreased lab expenses and other platform costs, primarily relating to a decrease in lab consumables relating to the Asset Sale.
These decreases were partially offset by $2.1 million of increased net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $3.5 million for the three months ended June 30, 2024, compared to $3.6 million for the three months ended June 30, 2023. The decrease of $0.2 million was primarily due to a decrease in quality testing performed by us on Abecma inventory during the second quarter of 2024.
Restructuring Expenses. The increase in restructuring expenses is primarily due to our share of one-time costs incurred during the second quarter of 2024 of $5.4 million associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of the transition to suspension lentiviral vector for Abecma. The remaining increase is attributable to costs incurred related to the reduction in our workforce as a part of our 2024 Restructuring Plan, initiated in January 2024 and expected to be completed by October 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.9 million for the three months ended June 30, 2024, compared to $19.5 million for the three months ended June 30, 2023. The decrease of $9.6 million was primarily due to the following:
•$7.1 million decrease primarily resulting from the 40% reduction to our workforce announced in September 2023 and the additional reduction to our workforce announced in January 2024;
•$2.3 million decrease in consulting and professional service fees; and
•$1.6 million decrease in costs associated with royalties accrued relating to a license agreement in the second quarter of 2023.
These decreases were partially offset by an increase of $1.9 million in facilities and IT costs allocated to selling, general and administrative expenses due to the sale of our oncology R&D pipeline to Regeneron.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the three months ended June 30, 2024, and total cost of royalty and other revenue was $0.9 million for the three months ended June 30, 2023. The decrease is due to the royalty term ending relating to Breyanzi in August 2023.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $0.7 million was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates. As of June 30, 2024, we determined the probability of milestone achievement to be zero and as a result we reduced the fair value of the contingent consideration liability to zero.
Gain on sale to Novo Nordisk. In June 2024, the Company announced the completion of an asset purchase agreement with Novo Nordisk A/S. Please refer to Note 3, Asset purchase agreements, in the notes to the condensed consolidated financial statements for further detail regarding the gain on sale related to this transaction.
Loss on assets held for sale to Regeneron. The loss on assets held for sale consists of fixed assets that ceased depreciation, measured at the lower of their carrying value or fair value less cost to sell.
Other Income, Net. For the three months ended June 30, 2024 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the three months ended June 30, 2023, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Comparison of the Six Months Ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Service revenue	$12,342	$15,848	$(3,506)
Collaborative arrangement revenue	9,060	58,406	(49,346)
Royalty and other revenue	—	3,415	(3,415)
Total revenues	21,402	77,669	(56,267)
Operating expenses:
Research and development	59,944	128,226	(68,282)
Cost of manufacturing for commercial collaboration	6,722	7,264	(542)
Selling, general and administrative	22,516	40,209	(17,693)
Share of collaboration loss	1,230	—	1,230
Restructuring expenses	11,628	—	11,628
Cost of royalty and other revenue	—	1,548	(1,548)
Change in fair value of contingent consideration	(2,415)	126	(2,541)
Total operating expenses	99,625	177,373	(77,748)
Loss from operations	(78,223)	(99,704)	21,481
Interest income, net	5,388	5,139	249
Other income, net	2,080	5,455	(3,375)
Gain on sale to Novo Nordisk	47,987	—	47,987
Loss on assets held for sale to Regeneron	(5,026)	—	(5,026)
Loss before income taxes	(27,794)	(89,110)	61,316
Income tax (expense) benefit	—	—	—
Net loss	$(27,794)	$(89,110)	$61,316
Revenue. Total revenue was $21.4 million for the six months ended June 30, 2024, compared to $77.7 million for the six months ended June 30, 2023. The decrease of $56.3 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma net sales and higher BMS selling, general and administrative expenses. This resulted in a share of collaboration loss of $1.2 million in the first quarter of 2024 and collaborative arrangement revenue of $4.4 million in the second quarter of 2024. The decrease was also due to the termination of the Regeneron Collaboration Agreement concurrently with the close of the Asset Sale, which occurred on April 1, 2024.
Research and Development Expenses. Research and development expenses were $59.9 million for the six months ended June 30, 2024, compared to $128.2 million for the six months ended June 30, 2023. The overall decrease of $68.3 million was primarily attributable to the following:
•$28.4.million of decreased employee compensation costs, primarily resulting from the Asset Sale, as part of which a large portion of our research and development workforce transitioned to Regeneron. Additionally, there was a 40% reduction to our workforce as part of our restructuring in September 2023 and an additional reduction to our workforce initiated in January 2024;
•$19.8 million of decreased material production costs primarily related to decreased manufacturing activities of suspension lentiviral vector for ide-cel development in the first half of 2024 compared to the first half of

2023. The decrease is also attributable to decreased plasmids and cell bank manufacturing costs, which were assumed by Regeneron as part of the Regeneron Transaction beginning in the second quarter of 2024;
•$13.7 million of decreased facilities and IT costs largely due to the Asset Sale, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs. The remaining decrease is driven by the reduction to our workforce as part of our restructuring;
•$6.1 million of decreased lab expenses and other platform costs. primarily relating to a decrease in lab consumables costs which were assumed by Regeneron as part of the Asset Sale beginning in the second quarter of 2024; and
•$3.1 million in decreased license and milestone fees associated with a milestone paid to Medigene in the first quarter of 2023 for the continued development of our MAGE-A4 TCR program in solid tumors, which was being developed as part of our collaboration with Regeneron.
These decreases were partially offset by a $3.2 million increase in net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $6.7 million for the six months ended June 30, 2024, compared to $7.3 million for the six months ended June 30, 2023. The decrease of $0.5 million was primarily due to a decrease in quality testing performed by us on Abecma inventory during the first half of 2024.
Restructuring Expenses. The increase in restructuring expenses is primarily due to our share of one-time costs incurred during the second quarter of 2024 of $5.4 million associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of the transition to suspension lentiviral vector for Abecma. The remaining increase is attributable to costs incurred related to the reduction in our workforce as a part of our 2024 Restructuring Plan, initiated in January 2024 and expected to be completed by October 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.5 million for the six months ended June 30, 2024, compared to $40.2 million for the six months ended June 30, 2023. The decrease of $17.7 million was primarily due to the following:
•$13.3 million decrease primarily resulting from the 40% reduction in our workforce announced in September 2023 and the additional reduction to our workforce announced in January 2024; and
•$4.5 million decrease in costs associated with license agreement terminations and settlements.
These decreases were partially offset by an increase of $2.0 million in facilities and IT costs allocated to selling, general and administrative expenses due to the sale of our oncology R&D pipeline to Regeneron.
Share of Collaboration Loss. Share of collaboration loss for the six months ended June 30, 2024 represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during the first quarter of 2024. The collaboration resulted in collaborative arrangement revenue during the second quarter of 2024.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the six months ended June 30, 2024, and total cost of royalty and other revenue was $1.5 million for the six months ended June 30, 2023. The decrease is due to the royalty term ending relating to Breyanzi in August of 2023.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $2.5 million was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates. As of June 30, 2024, we determined the probability of milestone achievement to be zero and as a result we reduced the fair value of the contingent consideration liability to zero.
Gain on sale to Novo Nordisk. In June 2024, the Company announced the completion of an asset purchase agreement with Novo Nordisk A/S. Please refer to Note 3, Asset purchase agreements, in the notes to the condensed consolidated financial statements for further detail regarding the gain on sale related to this transaction.
Loss on assets held for sale to Regeneron. The loss on assets held for sale consists of fixed assets that ceased depreciation, measured at the lower of their carrying value or fair value less cost to sell.
Other Income, Net. For the six months ended June 30, 2024 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the six months ended June 30, 2023, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of approximately $201.9 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing these financial statements. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the ATM facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred normal operating losses and have experienced negative operating cash flows for all periods presented. During the six months ended June 30, 2024, we incurred a loss of $27.8 million and used $65.0 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the six months ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(65,019)	$(81,751)
Net cash provided by (used in) investing activities	100,271	(20,083)
Net cash provided by financing activities	362	127,212
Increase in cash, cash equivalents and restricted cash and cash equivalents	$35,614	$25,378
Cash Flows from Operating Activities. Net cash used in operating activities was $65.0 million for the six months ended June 30, 2024 and primarily consisted of a net loss of $27.8 million adjusted for non-cash items, including:
•gain on sale to Novo Nordisk of $48.0 million and loss on assets held for sale to Regeneron of $5.0 million;
•stock-based compensation of $7.1 million;
•depreciation and amortization of $3.8 million;
•change in fair value of contingent consideration of $2.4 million; and
•other non-cash items of $2.4 million, as well as the change in our net working capital.

Net cash used in operating activities was $81.8 million for the six months ended June 30, 2023 and primarily consisted of net loss of $89.1 million adjusted for non-cash items, including stock-based compensation of $17.4 million and depreciation and amortization of $4.5 million, and the change in fair value of contingent consideration of $0.1 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2024 was $100.3 million and was due to:
•proceeds from the Novo Transaction of $38.0 million and proceeds from the Regeneron Transaction of $5.0 million;
•proceeds from maturities of marketable securities of $80.5 million; and
•proceeds from maturities of restricted investments of $7.0 million;
These cash inflows were partially offset by the purchase of marketable securities of $21.4 million, the purchase of restricted investments of $8.3 million, and the purchase of property, plant and equipment of $0.7 million.
Net cash used in investing activities for the six months ended June 30, 2023 was $20.1 million and was due to the purchase of marketable securities of $155.5 million, the purchase of restricted investments of $4.5 million, and the purchase of property, plant and equipment of $10.1 million, offset by proceeds from maturities of marketable securities of $145.5 million and proceeds from the maturities of restricted investments of $4.5 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 was $0.4 million and was primarily due to net proceeds relating to the exercise of stock options and ESPP contributions.
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
If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development for additional indications and earlier line settings of Abecma or future commercialization efforts.
Contractual Obligations and Commitments
In connection with the Regeneron Transaction, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. Please refer to Note 8, Leases, in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information regarding our future minimum commitments under ASC 842 under our operating leases and Note 3, Asset Purchase Agreements, for further information on the closing on the transaction with Regeneron. Additionally, 2seventy bio was party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction. For any contracts remaining, other than a decrease in committed spend due to the payment of these obligations in the normal course of business, there have been no other material changes to our contractual obligations and commitments as included in our audited consolidated financial statements included in our 2023 annual report on Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $201.9 million, primarily invested in U.S. government agency securities and treasuries and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2024, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $0.5 million.
Foreign currency fluctuation risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
During the three months ended June 30, 2024, none of the directors or executive officers of the Company adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

Item 6. Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 16, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
10.1*†	Asset Purchase Agreement between 2seventy bio, Inc. and Novo Nordisk A/S, dated as of June 21, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

2seventy bio, Inc.

Date: August 8, 2024	By:	/s/ William Baird
William Baird
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 8, 2024	By:	/s/ Victoria Eatwell
Victoria Eatwell
Chief Financial Officer (Principal Financial and Accounting Officer)