Form 10-Q
period 2024-09-30
2seventy bio, Inc.
filed 2024-11-12
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had outstanding 51,588,420 shares of common stock as of November 6, 2024.

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
•our and Bristol Myers Squibb’s, or BMS, plans for the continued commercialization of Abecma;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$59,984	$74,958
Marketable securities	132,415	142,031
Prepaid expenses	3,805	7,365
Receivables and other current assets	22,275	13,411
Total current assets	218,479	237,765
Property, plant and equipment, net	35,237	58,150
Marketable securities	—	4,816
Intangible assets, net	6,063	6,594
Operating lease right-of-use assets	205,724	219,958
Restricted investments and other non-current assets	38,343	38,143
Total assets	$503,846	$565,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,076	$6,028
Accrued expenses and other current liabilities	23,222	25,688
Operating lease liability, current portion	15,797	12,660
Deferred revenue, current portion	—	15,403
Total current liabilities	44,095	59,779
Deferred revenue, net of current portion	—	3,918
Operating lease liability, net of current portion	231,649	244,013
Other non-current liabilities	—	2,416
Total liabilities	275,744	310,126
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 51,512 and 50,632 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	776,736	766,716
Accumulated other comprehensive income (loss)	305	(204)
Accumulated deficit	(548,944)	(511,217)
Total stockholders’ equity	228,102	255,300
Total liabilities and stockholders’ equity	$503,846	$565,426
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$2,850	$4,948	$15,192	$20,796
Collaborative arrangement revenue	10,684	5,859	19,744	64,265
Royalty and other revenue	—	1,227	—	4,642
Total revenues	13,534	12,034	34,936	89,703
Operating expenses:			—
Research and development	8,320	51,315	68,264	179,541
Cost of manufacturing for commercial collaboration	5,768	4,408	12,490	11,672
Selling, general and administrative	12,884	13,004	35,400	53,213
Share of collaboration loss	—	—	1,230	—
Restructuring expenses	503	8,614	12,131	8,614
Cost of royalty and other revenue	—	551	—	2,099
Change in fair value of contingent consideration	—	54	(2,415)	180
Goodwill impairment charge	—	12,056	—	12,056
Total operating expenses	27,475	90,002	127,100	267,375
Loss from operations	(13,941)	(77,968)	(92,164)	(177,672)
Interest income, net	2,855	3,626	8,243	8,765
Other income, net	1,153	2,704	3,233	8,159
Gain on sale to Novo Nordisk	—	—	47,987	—
Loss on assets held for sale to Regeneron	—	—	(5,026)	—
Loss before income taxes	(9,933)	(71,638)	(37,727)	(160,748)
Income tax (expense) benefit	—	—	—	—
Net loss	$(9,933)	$(71,638)	$(37,727)	$(160,748)
Net loss per share - basic and diluted	$(0.19)	$(1.40)	$(0.72)	$(3.31)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	52,263	51,179	52,176	48,566
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the three and nine months ended September 30, 2024 and 2023, respectively.	$541	$514	$509	$1,961
Total other comprehensive income (loss)	$541	$514	$509	$1,961
Comprehensive loss	$(9,392)	$(71,124)	$(37,218)	$(158,787)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2023	50,632	$5	$766,716	$(204)	$(511,217)	$255,300
Vesting of restricted stock units	695	—	—	—	—	—
Stock-based compensation	—	—	4,684	—	—	4,684
Purchases of shares under ESPP	77	—	260	—	—	260
Other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(52,673)	(52,673)
Balances at March 31, 2024	51,404	$5	$771,660	$(336)	$(563,890)	$207,439
Vesting of restricted stock units	89	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Other comprehensive income	—	—	—	100	—	100
Net income	—	—	—	—	24,879	24,879
Balances at June 30, 2024	51,493	$5	$774,046	$(236)	$(539,011)	$234,804
Vesting of restricted stock units	7	—	—	—	—	—
Exercise of stock options	5	—	19	—	—	19
Stock-based compensation	—	—	2,643	—	—	2,643
Other comprehensive income	—	—	—	541	—	541
Purchases of shares under ESPP	7	—	28	—	—	28
Net loss	—	—	—	—	(9,933)	(9,933)
Balances at September 30, 2024	51,512	$5	$776,736	$305	$(548,944)	$228,102
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

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,727)	$(160,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(2,415)	180
Depreciation and amortization	5,441	7,255
Stock-based compensation expense	9,712	27,206
Goodwill impairment charge	—	12,056
Gain on asset sale to Novo Nordisk	(47,987)	—
Loss on assets held for sale to Regeneron	5,026	—
Other non-cash items	(3,448)	(4,881)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,917)	9,611
Operating lease right-of-use assets	14,234	16,332
Accounts payable	(376)	(1,015)
Accrued expenses and other liabilities	(3,304)	(16,603)
Operating lease liabilities	(9,228)	(10,016)
Deferred revenue	(535)	21,104
Collaboration research advancement	—	(3,744)
Net cash used in operating activities	(75,524)	(103,263)
Cash flows from investing activities:
Purchases of property, plant and equipment	(707)	(12,794)
Proceeds from Regeneron Transaction	5,000	—
Proceeds from Novo Transaction	38,000	—
Proceeds from sale of equipment	176	—
Purchases of marketable securities	(104,452)	(237,151)
Proceeds from maturities of marketable securities	122,505	245,899
Purchases of restricted investments	(16,808)	(6,983)
Proceeds from maturities of restricted investments	15,060	7,000
Net cash provided by (used in) investing activities	58,774	(4,029)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	117,004
Proceeds from issuance of common stock to Regeneron, net of issuance costs	—	9,859
Proceeds from exercise of stock options and ESPP contributions	414	274
Net cash provided by financing activities	414	127,137
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(16,336)	19,845
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	76,683	72,290
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$60,347	$92,135
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$59,984	$90,226
Restricted cash and cash equivalents included in restricted investments and other non-current assets	363	1,909
Total cash, cash equivalents, and restricted cash and cash equivalents	$60,347	$92,135
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$—	$1,605
Financing issuance costs included in accounts payable or accrued expenses	$—	$35
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. The Company’s approach combines its expertise in T cell engineering technology and lentiviral vector gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. The Company, together with BMS, is delivering the first U.S. Food and Drug Administration (“FDA”) approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
On January 29, 2024, the Company began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Company entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), to sell to Regeneron substantially all of the assets related to its oncology and autoimmune cell therapy programs (the “Regeneron Transaction”). The Regeneron Transaction closed on April 1, 2024 and Regeneron assumed all of the ongoing programs, infrastructure and personnel costs related to these programs. In June 2024, the Company announced the completion of an asset purchase agreement with Novo Nordisk (“Novo”) as part of its strategic realignment. Under the terms of the Novo Transaction, Novo acquired the Company’s program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis and prevention of hemophilia (the “megaTAL Sale”).
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred normal operating losses and has experienced negative operating cash flows for all historical periods presented. During the nine months ended September 30, 2024, the Company incurred a net loss of $37.7 million and used $75.5 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $192.4 million. Based on the Company’s current operating plans, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q and the Company does not currently have any plans to sell shares under the ATM.

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
Use of estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including intangible assets, the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the stand-alone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.

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
As noted above, the Company received an upfront payment of $5.0 million upon closing of the Regeneron Transaction, which occurred on April 1, 2024. Moreover, the termination of the Company’s existing Collaboration Agreement with Regeneron (as described in Note 11) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $7.8 million of deferred revenue associated with the Regeneron Collaboration Agreement as part of the Asset Sale. The cash received by the Company combined with the derecognition of the remaining deferred revenue totals $12.8 million and represents the approximate combined fair value of the assets sold to Regeneron under the asset purchase agreement. As such, in the first quarter of 2024, the Company recorded an impairment loss of $5.0 million, disclosed as the “loss on assets held for sale to Regeneron” on the condensed consolidated statements of operations and comprehensive loss. This represents the excess of the carrying value of the assets to be transferred to Regeneron at the time the held for sale criteria was met. This is presented as loss on assets held for sale on the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the Regeneron Transaction on April 1, 2024 and the receipt of the $5.0 million upfront payment, the Company derecognized the assets held for sale and the deferred revenue discussed above from its condensed consolidated balance sheets.
In connection with the Asset Sale, the Company entered into transition services agreements with Regeneron, under which the Company provides certain services to Regeneron to help facilitate an orderly transition of the business following the Asset Sale. In return for these services, Regeneron is required to pay certain agreed upon fees to reimburse the Company for costs incurred, without markup. As of September 30, 2024, $5.0 million of receivables associated with these transition services agreements are included within receivables and other current assets on the Company’s condensed consolidated balance sheets. Income for services provided by the Company to Regeneron is included within other income, net within the condensed consolidated statements of operations and comprehensive loss. Reimbursement for costs incurred, without markup, are netted against operating expenses on the condensed consolidated statements of operations and comprehensive loss.
Novo Asset Purchase Agreement
In June 2024, the Company announced the completion of the Novo Transaction. As consideration, Novo paid the Company upfront consideration of $38.0 million, plus up to an additional $2.0 million that will be held back by Novo for 12 months and may be used to settle certain indemnification claims.
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
The $38.0 million cash consideration received by the Company (less the $1.0 million received for transition services to be provided by the Company) combined with the derecognition of the deferred revenue totals $48.0 million and represents the gain on the sale of asset to Novo. This is disclosed as the “gain on sale to Novo Nordisk”, on the condensed consolidated statements of operations and comprehensive loss. As the Company has elected to use the loss recovery approach to account for contingent consideration receivable, the $2.0 million cash consideration held back by Novo will not be recognized until it is probable to be received.

4.    Marketable securities
The following table summarizes the marketable securities held at September 30, 2024 and December 31, 2023 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
September 30, 2024
U.S. government agency securities and treasuries	$81,085	$182	$(3)	$81,264
Corporate bonds	2,016	—	(1)	2,015
Commercial paper	49,084	74	(22)	49,136
Total	$132,185	$256	$(26)	$132,415
December 31, 2023
U.S. government agency securities and treasuries	$101,566	$144	$(85)	$101,625
Commercial paper	45,188	34	—	45,222
Total	$146,754	$178	$(85)	$146,847
No available-for-sale debt securities held as of September 30, 2024 or December 31, 2023 had remaining maturities greater than five years.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2024
U.S. government agency securities and treasuries	$1,930	$(2)	$4,992	$(1)	$6,922	$(3)
Corporate bonds	2,015	(1)	—	—	2,015	(1)
Commercial paper	10,795	(22)	—	—	10,795	(22)
Total	$14,740	$(25)	$4,992	$(1)	$19,732	$(26)
December 31, 2023
U.S. government agency securities and treasuries	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
Total	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)

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
The following table summarizes restricted investments held at September 30, 2024 and December 31, 2023 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
September 30, 2024
U.S. government agency securities and treasuries	$34,784	$109	$(34)	$34,859
Total	$34,784	$109	$(34)	$34,859
December 31, 2023
U.S. government agency securities and treasuries	$33,072	$67	$(365)	$32,774
Total	$33,072	$67	$(365)	$32,774

The following table summarizes restricted investments in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2024
U.S. government agency securities and treasuries	$1,973	$(2)	$5,963	$(32)	$7,936	$(34)
Total	$1,973	$(2)	$5,963	$(32)	$7,936	$(34)
December 31, 2023
U.S. government agency securities and treasuries	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
Total	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $1.0 million as of September 30, 2024 and $0.8 million as of December 31, 2023. No accrued interest receivable was written off during the three and nine months ended September 30, 2024 or 2023.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2024 and December 31, 2023, the balance in the Company’s accumulated other comprehensive income was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three and nine months ended September 30, 2024 and 2023.
The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2024. As such, an allowance for credit losses was not recognized. As of September 30, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

5.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024
Assets:
Cash and cash equivalents	$59,984	$59,984	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	81,264	—	81,264	—
Corporate bonds	2,015	—	2,015	—
Commercial paper	49,136	—	49,136	—
Restricted cash and cash equivalents	363	363	—	—
Restricted investments	34,859	—	34,859	—
Total assets	$227,621	$60,347	$167,274	$—
December 31, 2023
Assets:
Cash and cash equivalents	$74,958	$74,958	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	101,625	—	101,625	—
Commercial paper	45,222	—	45,222	—
Restricted cash and cash equivalents	1,725	1,725	—
Restricted investments	32,774	—	32,774	—
Total assets	$256,304	$76,683	$179,621	$—
Liabilities:
Contingent consideration	$2,415	$—	$—	$2,415
Total liabilities	$2,415	$—	$—	$2,415
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”) in 2014, the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. As of September 30, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets to zero.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

For the nine months ended September 30, 2024
Beginning balance	$2,415
Additions	—
Changes in fair value	(2,415)
Payments	—
Ending balance	$—
Please refer to Note 9, Commitments and contingencies, for further information.

6.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Computer equipment and software	$4,965	$6,156
Office equipment	6,330	6,726
Laboratory equipment	4,162	43,209
Leasehold improvements	48,340	58,832
Construction-in-progress	—	138
Total property, plant and equipment	63,797	115,061
Less accumulated depreciation and amortization	(28,560)	(56,911)
Property, plant and equipment, net	$35,237	$58,150
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

7.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Collaboration research costs	$7,053	$5,681
Employee compensation, including severance for restructuring	6,591	4,639
Royalties	4,022	9,702
Clinical and contract research organization costs	904	990
Deferred transition services income (1)	457	—
Manufacturing costs	—	1,764
Property, plant, and equipment	—	279
Other	4,195	2,633
Total accrued expenses and other current liabilities	$23,222	$25,688
(1) Refer to Note 3, Asset Purchase Agreements, for further information regarding deferred transition services income relating to the Novo Transaction.

The increase in accrued collaboration research costs is attributable to an increase in the Company’s accrual of amounts due under its collaboration with BMS. The increase in accrued employee compensation was primarily driven by 2024 retention bonuses for remaining 2seventy employees and the timing of the 2023 annual bonus payout, which occurred in December 2023.

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
Sublease income from Regeneron will cover a majority of the Company’s future minimum lease commitments through 2027. Total sublease income for the three and nine months ended September 30, 2024 related to the sublease of the Prime Lease was approximately $4.9 million and $9.8 million, respectively. Total sublease income for the three and nine months ended September 30, 2024 related to the sublease of the Seattle lease was approximately $0.6 million and $1.2 million, respectively, which covers all of the Company’s costs for the Seattle facility. This income is netted against the Company’s rent expense, which is included within operating expenses, in the condensed consolidated statements of operations and comprehensive loss.

9.    Commitments and contingencies
Contingent consideration related to business combination
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. The Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. As of September 30, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets to zero. Please refer to Note 5, Fair value measurements, for further information.
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
Based on the Company's development plans as of September 30, 2024, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s condensed consolidated financial statements. As further discussed in Note 11, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
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
11.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS, Regeneron, and Novo, each as further described below. These agreements were assumed by the Company in connection with the separation from bluebird bio as described in Note 14. Concurrent with the closings of the Regeneron Transaction and the Novo Transaction, the Regeneron Collaboration Agreement and the Novo Collaboration Agreement were terminated, respectively, as further described below.
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three and nine months ended September 30, 2024 and 2023 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2024	June 30, 2024	September 30, 2024	September 30, 2024
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(1,975)	$3,549	$9,617	$11,191
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	745	815	1,067	2,627
Collaborative arrangement revenue (1)	$—	$4,364	$10,684	$15,048
Share of collaboration loss (1)	$(1,230)	$—	$—	$(1,230)

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$44,271
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	3,769
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$48,040
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2024	June 30, 2024	September 30, 2024	September 30, 2024
2seventy's obligation for its share of BMS research and development expenses	$(6,963)	$(8,625)	$(8,225)	$(23,813)
Reimbursement from BMS for 2seventy research and development expenses	224	192	57	473
Net R&D expense (1)	$(6,739)	$(8,433)	$(8,168)	$(23,340)

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(6,980)	$(23,636)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	860	6,993
Net R&D expense (1)	$(4,871)	$(5,652)	$(6,120)	$(16,643)

(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and nine months ended September 30, 2024 and 2023 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$2,850	$3,324	$7,685	$12,435
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

One-time restructuring expenses
In the second quarter of 2024, the Company recognized one-time expense of $5.4 million representing its share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of its transition to the use of suspension lentiviral vector in the manufacturing of Abecma. An additional $0.3 million of final exit costs were incurred and recognized in the third quarter of 2024. These costs are included in restructuring expenses on the condensed consolidated statements of operations and comprehensive loss.
Regeneron
Upon closing of the Regeneron Transaction, on April 1, 2024, the Regeneron Collaboration Agreement described below was terminated. Please refer to Note 3, Asset Purchase Agreements for further information regarding the accounting treatment for the termination.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period. That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron. If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. The collaboration research advancement credit was fully utilized in the first quarter of 2023.
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
The Company concluded that it continues to satisfy its obligations over-time as Regeneron received the benefit of the research activities as the activities were performed. The Company determined the most appropriate method to track progress towards completion of the four performance obligations was an input method that was based on costs incurred. There were significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the collaboration with Regeneron. These estimates and assumptions included a number of objective and subjective factors, including the likelihood that a target would be successfully developed through its IND filing and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study. Any changes to these estimates would be recognized in the period in which they change as a cumulative catch-up.
As noted, the four targets represented four distinct performance obligations and as such, the Company had allocated the total transaction price of $11.2 million among the four performance obligations based on the stand-alone selling price of each target.
The following table summarizes the allocation of the transaction price to each performance obligation and the amount of the allocated transaction price (in thousands):

Performance Obligation	Allocation of Transaction Price
MUC16 Mono/Combo & Next Gen Therapies	$1,905
MAGE-A4	178
Early Research Target (1)	8,701
Early Research Target (2)	475
Total	$11,259
As of September 30, 2024, as the Regeneron Collaboration Agreement has been terminated concurrently with the closing of the Regeneron Transaction, there is no unsatisfied portion of the transaction price remaining and there is no remaining deferred revenue. The remaining deferred revenue amount of $7.8 million as of April 1, 2024, was derecognized as part of the Regeneron Transaction. Refer to Note 3, Asset Purchase Agreements, for further detail.

During the first quarter of 2024, the Company received a milestone payment of $4.0 million from Regeneron relating to IND acceptance for the MUC16 target. As the filing of IND for the target is complete, the performance obligation relating to the target is satisfied and the Company recognized the full $4.0 million as service revenue in the first quarter of 2024, and on the condensed consolidated statement of operations for the nine months ended September 30, 2024 under ASC 606.
The Regeneron Collaboration Agreement has terminated concurrently with the closing of the Regeneron Transaction, and as such the Company did not recognize revenue in the third quarter of 2024. For the nine months ended September 30, 2024, the Company recognized $4.7 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement relating to the first quarter of 2024. For the three and nine months ended September 30, 2023, the Company recognized $5.3 million and $16.2 million of collaborative arrangement revenue, respectively.
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
Under the terms of the agreement, the Company granted JW a license for the MAGE-A4 cell therapy in the Chinese mainland, Hong Kong (China), and Macao (China). JW is responsible for development, manufacturing, and commercialization of the initial product within China. The Company was eligible to receive milestones and royalties on product revenues in China. The Company and Regeneron were to equally share all payments received from JW, including but not limited to all upfront, milestone and royalty payments made by JW to the Company. The Company and Regeneron were also to equally share all costs for any eligible expenses incurred in accordance with the terms of the Regeneron Collaboration Agreement. Additionally, the Company may leverage the early clinical data generated under the collaboration to support development in other geographies.
Accounting Analysis - JW
The Company concluded JW was a customer, and as such, the arrangement falls within the scope of Topic 606. Two performance obligations were identified within the contract consisting of (i) a license for the MAGE-A4 cell therapy, including a transfer of technology as agreed upon by both parties and (ii) vector supply necessary to conduct a Phase 1 clinical trial. The Company had concluded the manufacturing and supply of vector was a distinct performance obligation from the license for MAGE-A4 cell therapy because there were other vendors that could provide the necessary supply.
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the initial product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. The agreement with JW was assumed by

Regeneron as a part of the Regeneron Transaction. As of September 30, 2024, no unsatisfied portion of the variable consideration for the reimbursement of vector supply remains.
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
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three and nine months ended September 30, 2024, the Company recognized no service revenue and $3.5 million of service revenue under this agreement, respectively. For the three and nine months ended September 30, 2023, the Company recognized $1.1 million and $4.7 million of service revenue under this agreement, respectively. The collaboration has been terminated following the signing of the asset purchase agreement with Novo in June 2024. Refer to Note 3, Asset Purchase Agreements, for further details.
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
The Company did not recognize royalty and other revenue for the three and nine months ended September 30, 2024. The Company recognized $1.2 million and $4.6 million of royalty and other revenue for the three and nine months ended September 30, 2023, respectively.
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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock options	$881	$2,655	$3,782	$9,237
Restricted stock units	1,748	7,046	5,840	17,697
Employee Stock Purchase Plan	14	99	90	272
	$2,643	$9,800	$9,712	$27,206

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Research and development	$75	$3,812	$2,070	$10,802
Selling, general and administrative	2,568	5,988	6,605	16,404
Restructuring expenses	—	—	1,037	—
	$2,643	$9,800	$9,712	$27,206
Employee Stock Purchase Plan
During the nine months ended September 30, 2024, 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).
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
16.    Net Loss Per Share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2024	2023
Outstanding stock options (1)	3,962	3,369
Restricted stock units (1)	3,601	2,335
ESPP Shares	—	—
	7,563	5,704
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

17.    Corporate Restructuring
2023 Restructuring Plan
In August 2023, the Company’s board of directors approved a restructuring plan (the “2023 Restructuring Plan”) to conserve financial resources and better align the Company’s workforce with current business needs. As part of the 2023 Restructuring Plan, the Company's workforce was reduced by approximately 40% in September 2023. The Company’s 2023 Restructuring Plan was complete as of June 30, 2024.
In connection with the 2023 Restructuring Plan, the Company incurred $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and were included in restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. Since inception of the 2023 Restructuring

Plan, the Company has paid $8.6 million of restructuring costs. All payments associated with the plan have been made and no accrued costs remain as of September 30, 2024.
2024 Restructuring Plan
In January 2024, the Company announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with the Company’s strategic re-alignment, the Company entered into an asset purchase agreement with Regeneron to sell the Company’s oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce that was left following completion of the 2023 Restructuring Plan transitioned to Regeneron as a part of the Regeneron Transaction. Additionally, as part of the strategic re-alignment, the Company’s board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to further reduce its remaining workforce by approximately 14%. The Company expects the 2024 Restructuring Plan to be substantially complete during the first half of 2025, as certain transition activities related to the Company’s strategic re-alignment will extend into 2025.
In connection with the 2024 Restructuring Plan, the Company expects to incur approximately $6.6 million of costs for severance and related benefits and stock-based compensation expense. These costs will be recognized over the period from January 2024 through March 2025, and are disclosed as restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. The table below summarizes the expenses recognized and expected to be recognized under the 2024 Restructuring Plan as of September 30, 2024:

	Expense recognized for the three months ended September 30, 2024	Expense recognized for the nine months ended September 30, 2024	Total expense expected to be recognized
Cash-related restructuring expenses:
Severance and related benefits	$228	$5,376	$5,607
Non-cash expenses:
Stock-based compensation expense	—	1,037	1,037
Total restructuring expenses	$228	$6,413	$6,644
The following table summarizes the cash-related restructuring accrued liabilities activity recorded in connection with the 2024 Restructuring Plan for the nine months ended September 30, 2024:

For the nine months ended September 30, 2024
Beginning balance at January 1, 2024	$—
Cash-related expenses recognized	5,376
Cash-related expenses paid	(3,814)
Reversal of excess accrual	—
Remaining accrual at September 30, 2024 (1)	$1,562
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

Overview
We are a cell and gene therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field from discovery through clinical development to regulatory approval of idecabtagene vicleucel (ide-cel, marketed in the United States as Abecma). Our approach combines our expertise in T cell engineering technology and lentiviral vector (“LVV”) gene delivery approaches, experience in research, development, and manufacturing of cell therapies and a suite of technologies that can be selectively deployed to develop highly innovative, targeted cellular therapies for patients with cancer. In January 2024, we announced a strategic realignment to focus exclusively on the development and commercialization of Abecma. We, together with our partner Bristol Myers Squibb’s (“BMS”), are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody. On April 5, 2024 the U.S. Food and Drug Administration (“FDA”), approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy. On September 25, 2024, following a joint decision we made with BMS earlier that week, we announced the discontinuation of enrollment in our ongoing Phase 3 KarMMa-9 study evaluating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response to autologous stem cell transplant.
In connection with the strategic realignment to focus on the development and commercialization of Abecma, we entered into an asset purchase agreement with Regeneron to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets (the “Asset Sale”). Upon closing the transaction on April 1, 2024, Regeneron assumed all of the ongoing program infrastructure and personnel costs related to these programs. Also, as part of our strategic realignment, in June 2024, we announced the completion of the Novo Transaction.
We have incurred normal operating losses and have experienced negative operating cash flows for all historical periods presented. During the nine months ended September 30, 2024, we incurred a net loss of $37.7 million and used $75.5 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
We expect to incur significant expenses as we continue to (i) expand site footprint, educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, (ii) competitively differentiate Abecma’s real-world safety, efficacy and product reliability and predictability profile and, (iii) continue to support the quality control of LVV and the transition to suspension LVV. Accordingly, until we generate significant revenues from product sales, we may continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. If we use our capital resources sooner than expected, we would evaluate further reductions in our expense or obtaining additional financing. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Abecma. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.
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
For the three and nine months ended September 30, 2024 and 2023, service revenue consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
ide-cel ex-U.S. service revenue from BMS	$2,850	$3,324	$7,685	$12,435
Service revenue from December 2021 agreement with Novo Nordisk	—	1,112	3,507	4,732
Other	—	512	4,000	3,629
Total service revenue	$2,850	$4,948	$15,192	$20,796
For the three and nine months ended September 30, 2024 and 2023, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
U.S. Abecma collaboration with BMS	$10,684	$536	$15,048	$48,040
Collaboration with Regeneron	—	5,323	4,696	16,225
Total collaborative arrangement revenue	$10,684	$5,859	$19,744	$64,265

To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands). Note that these tables do not include research and development costs for Abecma shared between us and BMS - refer to Note 11, Collaborative arrangements and strategic partnerships, in the notes to the condensed consolidated financial statements for information on Abecma research and development costs.

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2024	June 30, 2024	September 30, 2024	September 30, 2024
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(1,975)	$3,549	$9,617	$11,191
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	745	815	1,067	2,627
Collaborative arrangement revenue (1)	$—	$4,364	$10,684	$15,048
Share of collaboration loss (1)	$(1,230)	$—	$—	$(1,230)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(1,428)	(1,141)	(1,567)	(4,136)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(63)	—	(83)	(146)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive income (loss)	$(2,721)	$3,223	$9,034	$9,536

	For the three months ended			For the nine months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$44,271
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	3,769
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$48,040
Share of collaboration loss (1)	$—	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(2,167)	(7,139)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(70)	(399)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$22,001	$(1,701)	$40,502

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
•KarMMa-9 study – a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel with Lenalidomide maintenance versus Lenalidomide maintenance therapy alone in adult participants with newly diagnosed multiple myeloma who have suboptimal response after autologous stem cell transplantation. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement. In September 2024 we and BMS decided to discontinue enrollment in our ongoing Phase 3 KarMMa-9 study.
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
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by vendors and clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of Abecma. The duration, costs, and timing of clinical studies and development of Abecma will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of Abecma including:
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
Restructuring expenses
Costs relating to both the 2023 and 2024 Restructurings have been recorded as restructuring expenses in our condensed consolidated statements of operations and comprehensive loss.
In September 2023, we announced the 2023 Restructuring Plan to conserve financial resources and better align our workforce with current business needs. As part of the 2023 Restructuring Plan, our workforce was reduced by approximately 40%, with substantially all of the reduction in personnel completed by December 31, 2023. In connection with the 2023 Restructuring Plan, we incurred one-time costs in the third quarter of 2023 relating to severance and retention packages and related benefits. This plan was complete as of June 30, 2024.
In January 2024, we announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with our strategic re-alignment, we entered into an asset purchase agreement with Regeneron to sell our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce transitioned to Regeneron as a part of the sale. Additionally, as part of the strategic re-alignment, our board of directors approved the 2024 Restructuring Plan to further reduce our remaining workforce by approximately 14%. We expect the 2024 Restructuring Plan to be substantially complete during the first half of 2025, as certain transition activities related to our strategic re-alignment will extend into 2025.
Additionally, as of September 30, 2024, we recognized expenses of $5.7 million representing our share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of our transition to the use of suspension lentiviral vector in the manufacturing of Abecma. This was recorded within restructuring expenses in our condensed consolidated statements of operations and comprehensive loss.
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
As of September 30, 2024, there were $99.9 million in future contingent cash payments related to commercial milestones. As of September 30, 2024, we determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration, classified within other non-current liabilities on our condensed consolidated balance sheet, to zero. Please refer to Note 5, Fair value measurements, for further information.
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
Other Income, Net
Other income, net consists primarily of rental income from a third party, income recognized under our transition service agreements with bluebird bio, and sublease income from bluebird bio, which terminated in 2023.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three and nine months ended September 30, 2024, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2023 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.
Comparison of the Three Months Ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Service revenue	$2,850	$4,948	$(2,098)
Collaborative arrangement revenue	10,684	5,859	4,825
Royalty and other revenue	—	1,227	(1,227)
Total revenues	13,534	12,034	1,500
Operating expenses:
Research and development	8,320	51,315	(42,995)
Cost of manufacturing for commercial collaboration	5,768	4,408	1,360
Selling, general and administrative	12,884	13,004	(120)
Share of collaboration loss	—	—	—
Restructuring expenses	503	8,614	(8,111)
Cost of royalty and other revenue	—	551	(551)
Change in fair value of contingent consideration	—	54	(54)
Goodwill impairment charges	—	12,056	(12,056)
Total operating expenses	27,475	90,002	(62,527)
Loss from operations	(13,941)	(77,968)	64,027
Interest income, net	2,855	3,626	(771)
Other income, net	1,153	2,704	(1,551)
Gain on sale to Novo Nordisk	—	—	—
Loss on assets held for sale to Regeneron	—	—	—
Loss before income taxes	(9,933)	(71,638)	61,705
Income tax (expense) benefit	—	—	—
Net loss	$(9,933)	$(71,638)	$61,705
Revenue. Total revenue was $13.5 million for the three months ended September 30, 2024, compared to $12.0 million for the three months ended September 30, 2023. The increase of $1.5 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma sales. The increase was partially offset by a decrease in royalty revenue due to the termination of our royalty term for Breyanzi in 2023, as well as a decrease in Regeneron collaboration revenue driven by the termination of the collaboration agreement concurrent with the close of the Regeneron Transaction.

Research and Development Expenses. Research and development expenses were $8.3 million for the three months ended September 30, 2024, compared to $51.3 million for the three months ended September 30, 2023. The overall decrease of $43.0 million was primarily attributable to the following:
•$17.9 million of decreased employee compensation costs, primarily resulting from the Asset Sale, as part of which a large portion of our research and development workforce transitioned to Regeneron. Additionally, there was a 40% reduction to our workforce as part of our restructuring in September 2023 and an additional reduction to our workforce initiated in January 2024;
•$15.9 million of decreased facilities and IT costs largely due to the Asset Sale, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs;
•$5.4 million of decreased material production costs, which were assumed by Regeneron as part of the Asset Sale;
•$4.4 million of decreased lab expenses and other platform costs, primarily relating to a decrease in lab consumables relating to the Asset Sale; and
•$1.0 million of decreased consultant costs, primarily resulting from the Asset Sale, under which our oncology and autoimmune research and development programs were sold to Regeneron.
These decreases were partially offset by $2.5 million of increased net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $5.8 million for the three months ended September 30, 2024, compared to $4.4 million for the three months ended September 30, 2023. The increase of $1.4 million was primarily due to increased costs allocated to Abecma during the third quarter of 2024 upon the completion of our strategic realignment to focus on the development and commercialization of Abecma.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.9 million for the three months ended September 30, 2024, compared to $13.0 million for the three months ended September 30, 2023. The decrease of $0.1 million was primarily due to the following:
•$6.2 million of decreased employee compensation costs, primarily resulting from the 40% reduction to our workforce announced in September 2023 and the additional reduction to our workforce announced in January 2024; and
•$1.6 million of decreased consulting and professional service fees.
These decreases were partially offset by:
•$4.9 million of increased facilities costs allocated to selling, general, and administrative costs as a result of the sale of our research and development pipeline to Regeneron and Novo; and
•$3.2 million of increased license and milestone fees in the third quarter of 2024 compared to the third quarter of 2023 due to a $3.5 million license agreement credit recognized during the third quarter of 2023.
Restructuring Expenses. Restructuring expenses were $0.5 million for the three months ended September 30, 2024, compared to $8.6 million for the three months ended September 30, 2023. The decrease in restructuring expenses is primarily due to the 2023 Restructuring Plan implemented in September 2023 and substantially completed by June 2024.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the three months ended September 30, 2024, and total cost of royalty and other revenue was $0.6 million for the three months ended September 30, 2023. The decrease is due to the royalty term relating to Breyanzi ending in August 2023.
Goodwill Impairment Charge. During the third and fourth quarters of 2023, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test that resulted in a non-cash impairment charge of $12.1 million.
Interest Income, Net. Interest income was $2.9 million for the three months ended September 30, 2024 compared to $3.6 million for the three months ended September 30, 2023. The decrease of $0.8 million is due to a decline in the total securities held and decreases in interest rates over the comparative periods.
Other Income, Net. For the three months ended September 30, 2024 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the three months ended September 30, 2023, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Comparison of the Nine Months Ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Service revenue	$15,192	$20,796	$(5,604)
Collaborative arrangement revenue	19,744	64,265	(44,521)
Royalty and other revenue	—	4,642	(4,642)
Total revenues	34,936	89,703	(54,767)
Operating expenses:
Research and development	68,264	179,541	(111,277)
Cost of manufacturing for commercial collaboration	12,490	11,672	818
Selling, general and administrative	35,400	53,213	(17,813)
Share of collaboration loss	1,230	—	1,230
Restructuring expenses	12,131	8,614	3,517
Cost of royalty and other revenue	—	2,099	(2,099)
Change in fair value of contingent consideration	(2,415)	180	(2,595)
Goodwill impairment charges	—	12,056	(12,056)
Total operating expenses	127,100	267,375	(140,275)
Loss from operations	(92,164)	(177,672)	85,508
Interest income, net	8,243	8,765	(522)
Other income, net	3,233	8,159	(4,926)
Gain on sale to Novo Nordisk	47,987	—	47,987
Loss on assets held for sale to Regeneron	(5,026)	—	(5,026)
Loss before income taxes	(37,727)	(160,748)	123,021
Income tax (expense) benefit	—	—	—
Net loss	$(37,727)	$(160,748)	$123,021
Revenue. Total revenue was $34.9 million for the nine months ended September 30, 2024, compared to $89.7 million for the nine months ended September 30, 2023. The decrease of $54.8 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma sales and higher BMS selling, general and administrative expenses. The decrease was also due to the termination of the Regeneron Collaboration Agreement concurrently with the close of the Regeneron Transaction, which occurred on April 1, 2024.
Research and Development Expenses. Research and development expenses were $68.3 million for the nine months ended September 30, 2024, compared to $179.5 million for the nine months ended September 30, 2023. The overall decrease of $111.3 million was primarily attributable to the following:
•$46.3 million of decreased employee compensation costs, primarily resulting from the Asset Sale, as part of which a large portion of our research and development workforce transitioned to Regeneron. Additionally, there was a 40% reduction to our workforce as part of our restructuring in September 2023 and an additional reduction to our workforce initiated in January 2024;
•$29.6 million of decreased facilities and IT costs largely due to the Asset Sale, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs. The remaining decrease is driven by the reduction to our workforce as part of our restructuring;
•$25.2 million of decreased material production costs primarily related to decreased manufacturing activities of suspension lentiviral vector for ide-cel development for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease is also attributable to decreased plasmids and cell bank manufacturing costs, which were assumed by Regeneron as part of the Regeneron Transaction beginning in the second quarter of 2024;
•$10.5 million of decreased lab expenses and other platform costs primarily relating to a decrease in lab consumables costs which were assumed by Regeneron as part of the Asset Sale beginning in the second quarter of 2024;
•$3.2 million in decreased license and milestone fees associated with a milestone paid to Medigene in the first quarter of 2023 for the continued development of our MAGE-A4 TCR program in solid tumors, which was being developed as part of our collaboration with Regeneron;
•$1.8 million decrease in consulting and professional service fees; and
•$1.2 million decrease in clinical trial and medical research costs.
These decreases were partially offset by a $5.8 million increase in net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $12.5 million for the nine months ended September 30, 2024, compared to $11.7 million for the nine months ended September 30, 2023. The increase of $0.8 million was primarily due to an increase in quality testing performed by us on Abecma inventory during the nine months ended September 30, 2024 as well as increased costs allocated to Abecma during the third quarter of 2024 upon the completion of our strategic realignment to focus on the development and commercialization of Abecma.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.4 million for the nine months ended September 30, 2024, compared to $53.2 million for the nine months ended September 30, 2023. The decrease of $17.8 million was primarily due to the following:
•$19.7 million decrease in compensation expenses primarily resulting from the 40% reduction in our workforce announced in September 2023 and the additional reduction to our workforce announced in January 2024; and
•$2.5 million decrease in collaboration research funding expenses.
These decreases were partially offset by $5.3 million of increased facilities costs allocated to selling, general, and administrative costs as a result of the sale of our research and development pipeline to Regeneron and Novo.
Share of Collaboration Loss. Share of collaboration loss for the nine months ended September 30, 2024 represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during the first quarter of 2024. The collaboration resulted in collaborative arrangement revenue during the second and third quarters of 2024.
Restructuring Expenses. The increase in restructuring expenses is primarily due to our share of one-time costs incurred during the second and third quarters of 2024 of $5.7 million associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of the transition to suspension lentiviral vector for

Abecma. The remaining increase is attributable to costs incurred related to the reduction in our workforce as a part of our 2024 Restructuring Plan, initiated in January 2024.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the nine months ended September 30, 2024, and total cost of royalty and other revenue was $2.1 million for the nine months ended September 30, 2023. The decrease is due to the royalty term relating to Breyanzi ending in August 2023.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $2.6 million was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates. As of September 30, 2024, we determined the probability of milestone achievement to be zero and as a result we reduced the fair value of the contingent consideration liability to zero.
Goodwill Impairment Charge. During the third and fourth quarters of 2023, the Company experienced a sustained decline in the price of its common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test that resulted in a non-cash impairment charge of $12.1 million.
Interest Income, Net. Interest income, net was $8.2 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.5 million was due to a decline in the total securities held partially offset by an increase in income earned on securities compared to the prior year.
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
Other Income, Net. For the nine months ended September 30, 2024 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the nine months ended September 30, 2023, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents, and marketable securities of approximately $192.4 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the ATM facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred normal operating losses and have experienced negative operating cash flows for all periods presented. During the nine months ended September 30, 2024, we incurred a loss of $37.7 million and used $75.5 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the nine months ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(75,524)	$(103,263)
Net cash provided by (used in) investing activities	58,774	(4,029)
Net cash provided by financing activities	414	127,137
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(16,336)	$19,845
Cash Flows from Operating Activities. Net cash used in operating activities was $75.5 million for the nine months ended September 30, 2024 and primarily consisted of a net loss of $37.7 million adjusted for non-cash items, including:
•gain on sale to Novo Nordisk of $48.0 million and loss on assets held for sale to Regeneron of $5.0 million;
•stock-based compensation of $9.7 million;
•depreciation and amortization of $5.4 million;
•change in fair value of contingent consideration of $2.4 million; and
•other non-cash items of $3.4 million, as well as the change in our net working capital.

Net cash used in operating activities was $103.3 million for the nine months ended September 30, 2023 and primarily consisted of net loss of $160.7 million adjusted for non-cash items, including stock-based compensation of $27.2 million, a non-cash goodwill impairment charge of $12.1 million, and depreciation and amortization of $7.3 million, and the change in fair value of contingent consideration of $0.2 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2024 was $58.8 million and was due to:
•proceeds from the Novo Transaction of $38.0 million and proceeds from the Regeneron Transaction of $5.0 million;
•proceeds from maturities of marketable securities of $122.5 million; and
•proceeds from maturities of restricted investments of $15.1 million;
These cash inflows were partially offset by the purchase of marketable securities of $104.5 million, the purchase of restricted investments of $16.8 million, and the purchase of property, plant and equipment of $0.7 million.
Net cash used in investing activities for the nine months ended September 30, 2023 was $4.0 million and was due to the purchase of marketable securities of $237.2 million, the purchase of restricted investments of $7.0 million, and the purchase of property, plant and equipment of $12.8 million, offset by proceeds from maturities of marketable securities of $245.9 million and proceeds from the maturities of restricted investments of $7.0 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.4 million and was primarily due to net proceeds relating to the exercise of stock options and ESPP contributions.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $127.1 million and was primarily due to net proceeds received of $117.0 million from the issuance of common stock in a public offering in March 2023 along with net proceeds of $9.9 million from the issuance of common stock to Regeneron from the January 2023 Share Purchase Agreement.

Funding Requirements
We intend to incur costs in support of the ongoing commercialization of Abecma pursuant to our cost sharing arrangements with BMS, other capital expenditures, working capital requirements, and other general corporate activities.
Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development for additional indications of Abecma or future commercialization efforts.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $192.4 million, primarily invested in U.S. government agency securities and treasuries and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2024, the net fair value of our interest-sensitive marketable securities and restricted investments would have resulted in a hypothetical decline of $0.8 million.
Foreign currency fluctuation risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation fluctuation risk
Inflation generally affects us by increasing our cost of labor and operating expenses. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs, inflationary costs could adversely affect our business, financial condition and results of operations.

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On September 13, 2024, Jessica Snow, our Senior Vice President of Quality and Head of Operations, adopted a Rule 10b5-1 trading plan, which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), with respect to the sale of up to an aggregate of 48,089 shares of common stock of the Company pursuant to the terms of such trading plan. Her Rule 10b5-1 trading arrangement is active through October 13, 2025.

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

2seventy bio, Inc.

Date: November 12, 2024	By:	/s/ William Baird
William Baird
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 12, 2024	By:	/s/ Victoria Eatwell
Victoria Eatwell
Chief Financial Officer (Principal Financial and Accounting Officer)