Form 10-K
period 2024-12-31
2seventy bio, Inc.
filed 2025-03-25
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second quarter was $198,251,396.

The number of shares of registrant’s common stock outstanding as of March 20, 2025, was 52,338,383.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file either (i) a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders, or (ii) an amendment to his Annual Report on Form 10-K/A, in either case within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the Agreement and Plan of Merger we entered into on March 10, 2025 with Bristol-Myers Squibb Company (“BMS”) and Daybreak Merger Sub Inc. (the “BMS Merger Agreement”), and the risks and uncertainties and potential impacts and timing relating thereto;
•our plans and the plans of BMS, for the continued commercialization of Abecma;
•our ability to finance our operations and business initiatives and obtain funding for such activities;
•the perceived therapeutic benefits of Abecma and the potential indications and market opportunities therefor;
•our plans with respect to the development, manufacture or sale of Abecma and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
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
•the anticipated benefits of the sale of our oncology and autoimmune research and development programs (including our bbT369 program in b-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE A4, autoimmune, and several unnamed targets), clinical manufacturing capabilities, and related platform technologies to Regeneron Pharmaceuticals, Inc., or “Regeneron”, which we refer to as the “Regeneron Transaction”, and the sale of our megaTAL and hemophilia A programs to Novo Nordisk A/S, or “Novo”, which we refer to as the “Novo Transaction”;
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
•potential indemnification liabilities we may owe to bluebird bio, Inc., or “bluebird bio”, after the separation;
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

Summary of the Material and Other Risks Associated with Our Business
•The proposed acquisition by BMS is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
•We are a cell therapy company with a limited operating history as an independent company. To date, we have not recognized any revenues from the sale of products by us. Our revenues have been derived from out-licensing arrangements and collaboration arrangements, including the collaboration revenue derived from sales of Abecma by BMS. We may never become profitable.
•Our business has incurred significant losses and we anticipate that we will incur continued losses for the near future.
•We may need to raise additional funding to advance Abecma, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate development or commercialization efforts or other operations. Raising additional capital may dilute our existing stockholders, restrict our operations or cause us to relinquish valuable rights.
•Our strategic realignment to focus on the development and commercialization of Abecma may not be as successful as anticipated, fail to achieve the anticipated cost savings, and cause disruptions in our business that could make it difficult to achieve our strategic objectives.
•We have undertaken internal restructuring activities in the past, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits.
•If the market opportunities for Abecma or any future approved products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•Patients receiving Abecma may experience serious adverse events, including neurotoxicity and cytokine release syndrome. Serious adverse events or undesirable side effects associated with Abecma may impact commercial sales, which will significantly harm our business, financial condition and prospects.
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
•If we are unable to obtain or protect intellectual property rights related to our approved product or future product candidates, we may not be able to compete effectively in our markets.

PART I
Item 1. Business
Overview
We are a cell therapy company focused, together with our partner, BMS, on the commercialization and delivery of Abecma (idecabtagene vicleucel, or ide-cel), the first chimeric antigen receptor, or CAR, T cell therapy approved by the U.S. Food and Drug Administration, to multiple myeloma patients in the United States. Abecma was approved by the FDA in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody. On April 4, 2024 the U.S. Food and Drug Administration (the “FDA”) approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.
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
In January 2024, we began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, we entered into the Regeneron Transaction to sell to Regeneron substantially all of the assets related to our solid tumor and other oncology and autoimmune cell therapy programs, including our bbT369 program in b-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets. Upon closing of the Regeneron Transaction on April 1, 2024, Regeneron assumed all of the ongoing program, infrastructure and personnel costs related to these programs. Also, as part of our strategic realignment, in June 2024, we announced the completion of the Novo Transaction, pursuant to which Novo acquired our program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis, and prevention of hemophilia.
The Proposed BMS Transaction
On March 10, 2025, we entered into the BMS Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of BMS will commence a tender offer to purchase all of our outstanding common stock at a cash price of $5.00 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a merger that will result in our company being a wholly owned subsidiary of BMS. Upon completion of the merger, we will no longer be a publicly traded company, and the listing of our common stock on Nasdaq will have been terminated. Refer to Note 20 to our Consolidated Financial Statements regarding the BMS Merger Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the transaction.

Our Strengths
We work closely with our partner, BMS, to manufacture, sell, and deliver Abecma to U.S. multiple myeloma patients.
Commercial and manufacturing support: We have partnered with BMS in commercializing Abecma in the US and have a unique understanding of the market and supply dynamics required to deliver an autologous CAR T treatment. This knowledge allows us to analyze commercial and supply chain data and provide business analysis that informs decision making and improves business outcomes.
Quality control and testing: From having developed the lentiviral vector used in Abecma, we have cultivated a best-in-class Quality organization that performs complex tests that enable lentiviral vector release and subsequent use in the manufacturing of Abecma.
Who We Are
Our people form the most vital core of our company. We have assembled a diverse group of subject matter experts to execute our strategic plan. We have a passionate and energized team with a bold culture of innovation, focused on unleashing the full potential of Abecma and other future therapeutic approaches that we believe may have the potential to transform the lives of patients with cancer and other debilitating diseases. Our executive leadership team has a wide range of experience in the biopharmaceutical industry with deep experience and expertise in building high growth and disruptive companies.
Our Strategy
Together with BMS, we are focused on supporting the commercial growth of Abecma. This includes educating physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, and competitively differentiating Abecma’s real-world safety, efficacy and product reliability and predictability profile. We continue to support the quality control testing of the lentiviral vector, or LVV, manufacturing for Abecma.
Abecma offers significant clinical benefits and long-term potential in the treatment of patients with multiple myeloma and our strategy is to exclusively focus on the development and commercialization of Abecma through our collaboration with BMS.
Background
Cancer is a leading cause of death worldwide. It is characterized by the uncontrolled growth of cells that have the ability to evade recognition by the immune system’s surveillance. Despite advances over the years, there remains a high unmet medical need for additional products and treatments, especially for patients with recurrent tumors or cancer types that are resistant to current therapeutic options.
The advent of immunotherapy, and specifically engineered cell therapies, which direct the body’s natural immune response against cancer cells, has offered the potential to move past the prior treatment paradigm. Compelling efficacy data in cancers with historically bleak outcomes, with patients experiencing deep responses lasting for extended periods of time across multiple indications, showed the potential for engineered cell therapy.
Our Programs
Multiple Myeloma
Multiple myeloma is a blood cancer caused by malignant plasma cells and typically originates in the bone marrow. In the United States, approximately 36,000 new cases of multiple myeloma are estimated to have been diagnosed in 2024. Despite advances in treatment, multiple myeloma remains an aggressive and incurable disease characterized by periods of remission and relapse. Most patients experience relapse following initial therapies, and depth and duration of response as well as survival outcomes decrease with each successive treatment. No standard of care has been established for patients who have disease progression despite receiving the three main classes of myeloma therapy (immunomodulatory drugs, proteasome inhibitors, and anti-CD38 antibodies), and outcomes are poor, with very low response rates (20% to 40%), a median progression-free survival of three to four months, and a median overall survival of eight to nine months. Through our collaboration with BMS, Abecma (ide-cel) is our lead program in multiple myeloma. The terms of our arrangements with BMS are described more fully below under “Strategic Collaborations.”
Abecma
Lentiviral vectors deliver the genetic cargo with the potential to program a patient’s own T cells to recognize specific proteins or protein fragments on the surface of cancer cells to kill the cancer cells. Abecma uses a LVV to deliver a CAR, with the potential to program a patient’s own T cells to recognize the plasma cell specific B cell maturation antigen, or BCMA, protein on the cell surface. We believe BCMA is an ideal target in multiple myeloma, or MM, since it is near universally and abundantly expressed on both normal and malignant plasma cells, independent of disease stage, and its expression is absent from other normal tissues resulting in a robust therapeutic window. We have developed, patented or licensed critical technologies to the generation of Abecma. To recognize BCMA as a target, we performed multiple extensive screening campaigns to identify the ideal binder and CAR construct to ensure both low tonic signaling in the absence of antigen and robust efficacy in in vitro and in vivo models of MM. We have secured an exclusive license to the selected binder used in Abecma as well as several back up constructs. The Abecma CAR construct exploits both CD3z and 4-1BB signaling domains believed to result in a more progressive proliferation response that may give the CAR T cells improved persistence over CD28 based co-stimulation. The persistence of functional CAR T cells is likely a critical determinant of both the depth and the duration of response and as such Abecma is designed to achieve these key characteristics. We have developed improved methods for the generation and purification of LVVs, including suspension-based LVVs, which enable the generation of the vector used in drug product manufacture at significantly greater scale and lower cost. We have demonstrated comparability of the suspension-based LVV manufacturing process and the Abecma suspension Lentiviral Vector (sLVV) Prior Approval Supplement (PAS) was approved by the FDA in March 2024. Our drug product manufacturing process was designed for simplicity and reproducibility. Our peripheral blood mononuclear cells, or PBMC,-based drug product manufacturing process was designed for simplicity and reproducibility and employs a centralized manufacturing site model.
Abecma and our collaboration with BMS.In March 2021, Abecma was initially approved by the FDA in the United States for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. On April 4, 2024 the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti CD38 monoclonal antibody. Abecma is a first-in-class B cell maturation antigen, or BCMA, CAR T therapy for the treatment of multiple myeloma, and represents our first oncology product candidate that has progressed from research programs, through clinical development to approval and commercialization, together with our collaboration partner, BMS. Revenue from sales of Abecma in the United States in 2024 equaled $242 million, which is shared equally between us and BMS along with the related cost of sales and other commercialization costs. Together with BMS, our goal is to enable more patients to access the treatment. To help achieve that goal, we educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, and competitively differentiating Abecma’s real-world safety, efficacy and product reliability and predictability profile.
As the first CAR T cell therapy approved for multiple myeloma, Abecma is a potentially transformative, single-infusion, individualized treatment that offers patients who have limited effective treatment options the potential for long-term disease control. The approval of Abecma in the United States was based on positive results from the pivotal KarMMa study. In the KarMMa study, the overall response rate was 73%, and 33% of patients achieved a complete response. Onset of response was rapid with a median time to first response of one month. Median duration of response was 10.7 months and 19 months for those who achieved a complete response. Abecma has a well-established safety profile with mostly low-grade cytokine release syndrome (Grade ≥3: 5%; grade ≤2 events: 84%) and neurologic toxicities (Grade ≥3: 3%; grade ≤2 events: 18%) with early onset and resolution. Results from the KarMMa study were published in the February 24, 2021 issue of the New England Journal of Medicine. The 2024 approval of Abecma after two of more lines of therapy was based on positive results from the pivotal KarMMa-3 study. In the KarMMa-3 study, myeloma patients who had received 2-4 prior lines of therapy were randomly assigned in a 2:1 ratio to Abecma or one of five standard regimens. Abecma showed a significant improvement in progression free survival (13.3 vs 4.4 months), overall response rates (71% vs 42%), as well as complete response rates (39% vs 5%) versus standard of care. Safety results were consistent with the KarMMa study. Results from the KarMMa-3 study were published in the February 10, 2023 issue of the New England Journal of Medicine. The FDA and EMA have granted Orphan Drug status to ide-cel for the treatment of patients with relapsed and refractory multiple myeloma. The EMA has granted PRIME eligibility to ide-cel for relapsed and refractory multiple myeloma. On September 25, 2024, following a joint decision we made with BMS earlier that week, we announced the discontinuation of enrollment in our ongoing Phase 3 KarMMa-9 study evaluating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response to autologous stem cell transplant.
Manufacturing
BMS is responsible for all Abecma commercial vector manufacturing within and outside of the United States. In June 2023, we assigned the Commercial Supply Agreement with National Resilience, Inc., or “Resilience” to BMS and BMS assumed responsibilities for manufacturing ide-cel suspension lentiviral vector.
Strategic Collaborations
Subsequent to the Regeneron and Novo Transactions, the Company’s remaining strategic collaboration is with BMS.
bluebird bio began a collaboration with BMS in 2013 under a broad-ranging Master Collaboration Agreement with Celgene Corporation (now BMS following its acquisition of Celgene in November 2019), or the BMS Collaboration Agreement. bluebird bio continued that collaboration with a series of agreements. In connection with our separation from bluebird bio, bluebird bio assigned to us all of the agreements relating to its collaboration with BMS.
Amended BMS Collaboration Agreement
In March 2013, bluebird bio entered into the BMS Collaboration Agreement to discover, develop and commercialize potentially disease-altering cell therapies in oncology. bluebird bio concurrently entered into a Platform Technology Sublicense Agreement, or the “Sublicense Agreement” with BMS pursuant to which bluebird bio obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration. For further information on this agreement and amendments related to this agreement, refer to our prior year Annual Reports on Form 10-K.
BMS Ide-cel related agreements
In February 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement, or the “Ide-cel License Agreement”, and paid the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the Phase 1 clinical trial. bluebird bio was responsible for the manufacture of vector and associated payload throughout development and, upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization. Under the Ide-cel License Agreement, bluebird bio was eligible to receive (i) U.S. milestones of up to $85.0 million for the first indication to be addressed by ide-cel and royalties for U.S. sales of ide-cel and (ii) ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of ide-cel.
In March 2018, bluebird bio elected to co-develop and co-promote ide-cel within the United States pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, or the “Ide-cel CCPS”, which replaced the Ide-cel License Agreement. As a result, we will share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States and have the right to participate in the development and promotion of ide-cel in the United States. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the United States, plus a markup. As a result of electing to co-develop and co-promote ide-cel within the United States, the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, bluebird bio was eligible to receive a $10.0 million milestone related to the development of ide-cel in the United States and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Under the Ide-cel CCPS, the $10.0 million milestone related to the development of ide-cel in the United States was achieved in the second quarter of 2019 and subsequently paid by BMS.
May 2020 Amendment to Ide-cel agreement
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as amended, or the “Amended Ide-cel CCPS” was executed. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the United States. The Amended Ide-cel CCPS changed our responsibilities with respect to manufacturing activities. Under the Amended Ide-cel CCPS, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS also assumed responsibility for manufacturing ide-cel suspension lentiviral vector outside of the United States, while we remained responsible for manufacturing ide-cel suspension lentiviral vector in the United States. In June 2023, we executed the Second Amendment to the Amended Ide-cel CCPS, pursuant to which we assigned the Commercial Supply Agreement with Resilience to BMS and BMS assumed responsibilities for global manufacturing ide-cel suspension lentiviral vector.
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
In March 2021, the FDA approved the marketing of Ide-cel as Abecma in the United States for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. In April 2024, the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of Abecma.
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
Competition in the Multiple Myeloma Market
The current standard of care for multiple myeloma includes IMiDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, isatuximab, elotuzumab), cytotoxic agents, and HSCT. There are several companies developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen or antigens, BCMA single-chain variable fragment or, we believe, cell processing techniques. The most advanced of these programs include: ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti that was initially approved by the FDA in February 2022 (Janssen in collaboration with Legend Biotech); a CAR T-ddBCMA cell therapy in clinical development (pivotal Phase 2 iMMagine-1 and Phase 3 iMMagine-3) jointly developed by Arcellx in partnership with Kite, and an anti-GPRC5D CAR-T in clinical development by BMS (pivotal Phase 2 QUINTESSENTIAL). There are a number of other CAR T cell therapies in various stages of clinical development in myeloma. In addition to these autologous T cell-based approaches, several companies have early phase clinical studies for allogeneic CAR-T cell therapies including: Allogene Therapeutics, Poseida, Caribou, and Legend Biotech, among others. There are also other therapies using similar or novel modalities being developed by several groups, including multiple bispecific T cell engagers and specific antibody therapies, such as antibody-drug conjugates, or ADCs. In October 2022, the FDA approved Tecvayli (teclistamab, first-in-class BCMAxCD3 bispecific antibody) for patients with at least four prior therapies in relapsed and refractory multiple myeloma becoming the first treatment option with this modality to gain approval in the US. Two other BCMA-directed bispecific antibodies are Pfizer’s Elrexfio (elranatamab), which was approved in 2023, and Regeneron’s linvoseltamab, which is expected to be approved in 2025. In addition to Tecvayli, another bispecific antibody developed by Janssen, Talvey (talquetemab, first-in-class GPRC5DxCD3), was approved in 2023. After GSK noted the failure of the Phase 3 confirmatory DREAMM-3 study in 3L+ relapsed and refractory multiple myeloma, following the request of the FDA, GSK announced plans for full market withdrawal of Blenrep (BCMA targeting ADC). GSK continues to develop Blenrep, and has refiled for approval based on data from the positive Phase 3 DREAMM-7 and DREAMM-8 studies that read out in 2024.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the fields of oncology that may be important for the development of our business. Additionally, we rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions and supplementary protection certificates where available.
Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets, if applicable; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have valid and enforceable patent rights or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how relating to the development and commercialization of oncology products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain cell therapies, chimeric antigen receptors, genes, transgenes, processes to manufacture our approved product and product candidates and other proprietary technologies and processes related to our approved product and product candidates.
Our objective is to continue to protect our portfolio of patents and patent applications. Examples of the products and technology areas covered by our intellectual property portfolio are described below. From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.
While we maintain patents and patent applications in important foreign markets, such as in Europe, China, and Japan, we do not consider our patent portfolio outside of the United States to be material to 2seventy bio at this time. With respect to the patent portfolios for our commercial-stage product Abecma, development and commercialization rights have been exclusively licensed to BMS in exchange for an up-front payment. As a consequence, 2seventy bio will not receive royalties on sales of ide-cel outside of the United States.
Abecma and Other BCMA-related IP
The multiple myeloma program includes the patent portfolios described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation.
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
◦As of February 1, 2025, nine patent families of U.S. non-provisional applications, corresponding foreign applications, and associated issued patents related to CAR composition, methods of manufacture, compositions for detection and methods of treatment. We expect the issued composition of matter and methods patents to expire in approximately 2035 (worldwide, excluding possible patent term extensions). We expect any other patents, if issued from the pending patent applications or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from approximately 2035-2040 (worldwide, excluding possible patent term extensions).
Lentiviral Platform (e.g., Vectors, Manufacturing, and Cell Therapy Products)
As of February 1, 2025, the lentiviral platform includes one patent family described below. These rights were assigned or sublicensed to us pursuant to the intellectual property license agreement and other agreements that we entered into with bluebird bio in connection with the separation.
•2seventy bio IP. As of February 1, 2025, we owned one patent family of U.S. non-provisional applications and corresponding foreign applications, related to vector manufacturing. We expect any composition of matter or methods patents, if issued from a pending patent application or a corresponding national stage application, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in approximately 2042 (worldwide, excluding possible patent term extensions).
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

We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and third parties. We also seek to preserve the integrity and confidentiality of our data by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our consultants or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Government Regulation
In the United States, biological products, including cell and gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, research, development, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, record keeping, distribution, approval, reporting, import, export, post-approval monitoring and reporting, and advertising and other promotional practices involving biological products. FDA authorization must be obtained before clinical testing of biological products, and each clinical study protocol for a cell and gene therapy product is reviewed by the FDA. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
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
Human cell and gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human cell and gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our future products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan designation may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of the patient with the rare disease or condition. Orphan product designation in the EU has similar, but not identical, benefits.
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
A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions.  In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
Human Capital Resources
As of February 1, 2025, we employ approximately 65 full-time employees. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.
In September 2023, we announced a reduction in workforce of approximately 40% in connection with a strategic restructuring. In January 2024, we announced a strategic path forward to focus exclusively on the commercialization and development of Abecma. In connection with our strategic re-alignment, we entered into an asset purchase agreement with Regeneron to sell our oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies which closed on April 1, 2024. Approximately 62% of the workforce that was left following completion of the 2023 Restructuring Plan transitioned to Regeneron as a part of the Regeneron Transaction. Additionally, as part of the strategic re-alignment, our board of directors approved a restructuring plan to further reduce its remaining workforce by approximately 14%.
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

Corporate Information
We were incorporated under the laws of the state of Delaware in April 2021. Our mailing address and executive offices are located at 60 Binney Street, Cambridge, Massachusetts, 02142 and our telephone number at that address is (617) 675-7270.
Available Information
We intend to use our website www.2seventybio.com as a means of disclosing material non-public information and for complying with disclosure obligations under the SEC, Regulation FD. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the SEC.
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

Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to the Proposed BMS Transaction
The proposed acquisition by BMS is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
On March 10, 2025, we entered into the BMS Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Daybreak Merger Sub Inc. (a wholly-owned subsidiary of BMS) (“Merger Sub”) will commence a cash tender offer to acquire all of our issued and outstanding shares of common stock at a price per share of $5.00 per share, without interest and subject to any withholding of taxes required by applicable law. In the event the tender offer conditions are satisfied and the tender offer is closed, upon the terms and subject to the conditions set forth in the BMS Merger Agreement, Merger Sub will merge with and into us, with our company continuing as the surviving corporation and as a wholly owned subsidiary of BMS. Upon completion of these transactions, we will no longer be a publicly traded company, and the listing of our common stock on Nasdaq will have been terminated. Refer to Note 20 to our Consolidated Financial Statements for a summary of the terms of the BMS Merger Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. As described in Note 20, the obligation of BMS and Merger Sub to consummate the tender offer is subject to certain conditions, including the condition that there be validly tendered and not withdrawn prior to the expiration of the offer a number of shares of common stock that, together with the shares of common stock then owned by BMS or its affiliates, represents at least one more than 50% of the total number of shares of our common stock issued and outstanding at the time of expiration of the tender offer. The obligation of BMS to consummate the offer is also subject to other conditions, including the receipt of required clearances under applicable antitrust laws and other customary conditions.
We cannot predict whether and when the conditions to closing will be satisfied. Until these conditions are satisfied and we complete proposed transaction, our business, operating results and financial condition are exposed to certain risks due to the effect of the pending transaction, including:
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the transaction, and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses, and charges related to the transaction;
•our inability to solicit other acquisition proposals; and
•the market price of our common stock could decrease if the proposed transaction is not completed or if there exists a market perception that the transaction will not be completed.
If the transaction does not close, we would be exposed to additional risks, including:
•to the extent the current market price of our common stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease if the transaction is not completed;

•investor confidence could decline, shareholder litigation could be brought against us, relationships with service providers, investors, and other business partners (including BMS as our collaboration partner on Abecma) may be adversely impacted, we may be unable to retain key personnel, and our financial condition may be adversely impacted due to costs incurred in connection with the pending transaction; and
•the requirement that we pay a termination fee of $10,000,000 if the BMS Merger Agreement is terminated in certain circumstances, including if we terminate to accept and enter into an agreement with respect to a superior proposal.
Risks Related to Our Financial Position and Capital Needs
Our business has incurred significant losses and we anticipate that we will incur continued losses for the near future. We have never recognized revenue from product sales and may never be profitable.
Our business has incurred operating losses due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations. Our net losses for the years ended December 31, 2024 and 2023 were $57.2 million and $217.6 million, respectively.
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
•conduct commercialization activities for Abecma;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel; and
•experience any delays or encounter issues with any of the above.
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even though Abecma has been approved by the FDA for commercial sale and we receive a 50% share of all revenue from sales of Abecma in the United States pursuant to our collaboration with BMS, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
We will need to raise additional funding to commercialize Abecma, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate development or commercialization efforts or other operations. Raising additional capital may dilute our existing stockholders, restrict our operations or cause us to relinquish valuable rights.
As of December 31, 2024, we held cash, cash equivalents and marketable securities of $183.6 million. If the merger with BMS does not close, we may require additional funding to continue to advance Abecma or pursue additional indications for Abecma, alone or with strategic partners, through additional clinical studies. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize Abecma. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Regardless of the terms of any debt or equity financing, our agreements and obligations under the tax matters agreement with bluebird bio, may limit our ability to issue stock. See "—Risks Related to the Separation."
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
We, together with BMS, have limited experience in the sales and marketing activities necessary for the commercialization of Abecma. Our short operating history offers limited insight into our prospects for success or even viability and we expect our operating results to be subject to frequent fluctuations. We will encounter challenges frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations will be materially harmed.
Risks Related to Strategic Realignment
Our strategic realignment to focus on the development and commercialization of Abecma may not be as successful as anticipated, fail to achieve the anticipated cost savings, and cause disruptions in our business that could make it difficult to achieve our strategic objectives.
In January 2024, we announced a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Asset Sale closed on April 1, 2024. We also entered into an asset purchase agreement with Novo to sell substantially all of the assets related to our megaTAL platform and the Novo Transaction closed in June 2024. We have limited experience implementing similar strategic initiatives and, as a result, we may fail to achieve the associated benefits, or fail to anticipate the associated costs or manage any expected difficulties. If we are unable to successfully manage these realignment activities, our financial performance, results of operations, and prospects could be negatively affected. In addition, the impact of these initiatives could result in variations in our financial results from period to period, which could make comparisons of our financial performance more difficult.

We have recently undertaken internal restructuring activities including reductions in the workforce, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits.
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
Risks Related to the Discovery, Product Development and Regulatory Approval
If the market opportunities for Abecma or any future approved products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our development and commercialization efforts on treatments for cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with Abecma or any future approved products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for Abecma and any future approved products may be limited or may not be amenable to treatment with our products.
Even if we obtain significant market share for within an approved indication, because the potential target populations for Abecma is small, we may never achieve profitability without obtaining marketing approval for additional indications. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. There is no guarantee that future product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS received marketing approval from the FDA for Abecma as a treatment for adult patients with relapsed and refractory multiple myeloma who have not responded to, or whose disease has returned after, at least four prior lines of therapy. In April 2024, based on the results of the KarMMA-3 study, the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.
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
Before obtaining marketing approval from regulatory authorities for the commercialization of Abecma in additional indications, we must complete extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidate in humans in such indications, which is expensive, time-consuming, uncertain as to outcome and subject to a high failure rate. We cannot guarantee that any clinical studies would be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
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
Even if Abecma demonstrates safety and efficacy in additional indications in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of engineered cell therapy is evolving, and as more products are reviewed by regulatory authorities, regulatory authorities may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested, impose significant limitations in the form of narrow indications, warnings, or a REMS, or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval. In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Additionally, certain factors beyond our and our collaborators’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
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
Where possible, we may pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under the FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit.
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
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our future product candidates, or if BMS is ultimately unable to obtain regulatory approvals for Abecma in additional indications, we will be unable to recognize product revenue and our business will be substantially harmed.
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

In September 2020, the FDA accepted for priority review the BLA submitted by BMS for Abecma (ide-cel) as a treatment for adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 (cyclic ADP ribose hydrolase) monoclonal antibody. Obtaining one regulatory approval does not guarantee that the FDA will approve a product for additional or expanded indications. Additionally, certain factors beyond our and BMS’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
We may never be able to obtain regulatory approval for any other product candidates. If our product candidates, including Abecma for additional indications, are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.
Clinical studies may not begin on schedule and may not be completed on schedule, if at all. The completion or commencement of clinical studies can be delayed or prevented for a number of reasons, including, among others:
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
Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ operations, including significant leadership, personnel, and policy changes, could prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA, the EMA or comparable foreign regulatory authorities to review and approve products, including additional indications, can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Average review times at the FDA or other regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.
In addition, government funding of the SEC and other government agencies on which our operations may rely, and those that fund research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, the EMA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. In prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

Abecma is a CAR, T cell-based immunotherapy. In previous and ongoing clinical studies involving CAR T cell products, including those involving ide-cel, patients experienced side effects such as neurotoxicity and cytokine release syndrome. There have been life-threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or vasopressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.
Undesirable side effects caused by Abecma, other CAR T product candidates targeting BCMA, or our other engineered cell therapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in restrictions on the labeling, distribution, or marketing of our approved products or a requirement to conduct potentially costly post-approval studies or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. For example, the prescribing information for Abecma includes a boxed warning for cytokine release syndrome, neurologic toxicities, and hemophagocytic lymphohistiocytosis/macrophage activation syndrome, and Abecma is only available in the U.S. through a REMS program. Additionally, the FDA has imposed a post-marketing requirement for Abecma that requires completion of an observational study to assess the long-term safety of Abecma and the risk of secondary malignancies occurring after treatment by following patients for a 15-year period. Further, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies, including Abecma. Side effects and toxicities associated with Abecma, as well as the warnings, precautions, and requirements listed in the prescribing information, could affect the willingness of physicians to prescribe, and patients to use, Abecma and negatively affect market acceptance and commercial sales. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from engineered cell therapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding engineered cell therapies to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of engineered cell therapies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Negative public opinion and increased regulatory scrutiny of cell and gene therapy and genetic research may damage public perception of Abecma and any future products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for Abecma and our future product candidates.
Public perception may be influenced by claims that cell and gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or Abecma or future product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of future product candidates, labeling restrictions for Abecma or any future approved products, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of future product candidates or demand for any approved products.
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
We are partnering with BMS to develop and promote ide-cel, being marketed as Abecma in the United States, under the Ide-cel CCPS.
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
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including existing contract manufacturers for Abecma, are subject to extensive regulation. Abecma in clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of Abecma that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to GLP and GMP regulations enforced by the FDA or other regulators through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval for our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
We may seek collaboration or license arrangements for the commercialization, or potentially for the development, of certain of any potential future product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration or license arrangements. We will face, to the extent that we decide to enter into such arrangements, significant competition in seeking appropriate partners. Moreover, collaboration and license arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement such arrangements should we so chose to enter into them. The terms of any collaborations, licenses or other arrangements that we may establish may not be favorable to us.
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
Risks Related to Our Intellectual Property Rights
If we are unable to obtain or protect intellectual property rights related to our approved product, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our approved product. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our approved product in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our approved product or product candidates, third parties have and may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our approved product or product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
We may not be successful in obtaining or maintaining necessary rights to cell and gene therapy product components and processes for our approved product or development pipeline through acquisitions and in-licenses.
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
We may need to obtain licenses from third parties to advance the development of our product candidates or allow commercialization of our approved product, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected future product candidates or approved product, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our approved product, or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
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
Reimbursement may be limited or unavailable in certain market segments for Abecma and our future product candidates, which could make it difficult for us to sell our products profitably. Price controls may be imposed in foreign markets, which may harm our future profitability.
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Market acceptance and sales of Abecma and any approved future product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and government authorities and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. For more information, see the section of this Annual Report titled “Business – Government Regulations – Pricing, Coverage and Reimbursement.”
In the United States, Medicare and Medicaid are significant third party payors. Medicare is administered by the CMS, an agency within the HHS, and Medicaid is administered jointly by CMS and the individual states. Obtaining adequate coverage and reimbursement under Medicare and Medicaid is important for new drug products. Additionally, private payors may adopt coverage policies or reimbursement methodologies similar to Medicare. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payor's determination that use of a product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational. Novel and expensive cell therapies like CAR-T cell therapies have experienced and continue to experience coverage and reimbursement challenges. For example, Medicare only covers CAR-T cell therapies that meet specific criteria set forth in a national coverage decision. Other third party payors may impose coverage criteria more extensive than compliance with FDA labeling. We may have to negotiate coverage and reimbursement on a case-by case basis. Reimbursement, particularly if the cost of the therapy is reimbursed as part of a standard procedure, may not be adequate.
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
Even though Abecma has obtained marketing approval, it, and any future approved product, will remain subject to regulatory scrutiny.
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
We must comply with requirements concerning advertising and promotion for Abecma and any future product for which we or our collaborators obtain marketing approval. Post-approval marketing and promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory authorities, Department of Justice, HHS, Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue a regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we or our collaborators are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our products or any future products, we and our collaborators may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or a comparable foreign regulatory authority’s strict requirements regarding the content of promotion and advertising.
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
In the European Union, interaction between pharmaceutical companies, healthcare professionals, and patients are also governed by strict laws, regulation, industry self-regulation codes of conduct and physicians’ codes of professional conduction in the individual EU member states. The provision of benefits or advantages to healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. Also, direct-to-consumer advertising of prescription-only medicinal products is prohibited at the European Union level and in the individual member states. In addition, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Infringement of these laws could result in substantial fines and imprisonment.
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
We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.
We may be subject to patient and consumer privacy laws by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by HITECH, and their respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition to HIPAA, as amended by HITECH, and their respective implementing regulations, at the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The

FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
In addition, certain state laws govern privacy and security of personal information. For example, California enacted the CCPA, which, effective January 1, 2023, created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities.
Further, CPRA took effect on January 1, 2023 and amended the CCPA by creating additional obligations with respect to processing and storing personal information. These additional obligations have included expanding consumers’ rights with respect to certain categories of sensitive personal information and by establishing the California Privacy Protection Act to enforce the CCPA.
The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, numerous states, including Virginia, Colorado, Connecticut, New Jersey, New Hampshire and others, have adopted comprehensive privacy laws. While these laws incorporate many similar concepts to those of the CCPA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data.
The existence of a patchwork of privacy laws in different states will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Our operations may also be subject to European data privacy laws, regulations and guidelines. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing of special categories of personal information (such as health data), relying on a legal basis or condition for processing personal information, where required obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal information, implementing limitations on the retention of personal information, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal information to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal information. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal information we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal information that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
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
We are engaged in the development of cell and gene therapies for cancer and this field is competitive and rapidly changing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, one such competitive product, Janssen and Legend Biotech’s ciltacabtagene autoleucel, an anti-BCMA CAR T cell therapy marketed as Carvykti, was approved by the FDA in February 2022. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
In addition, although Abecma has been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. Under the Orphan Drug Act, the FDA may grant orphan designation to a biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the biologic in the United States will be recovered from sales in the United States for that biologic. In the United States, the exclusivity period for orphan drugs is seven years (with limited exceptions), and for biologics, pediatric exclusivity adds six months to any existing exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity for a number of reasons, including if it consents to a second orphan drug application, its request for designation is found to be materially defective, or if the marketing authorization holder cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug, in that it is shown to be safer, more effective, or makes a major contribution to patient care compared with the product that has orphan exclusivity. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.
Finally, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of Abecma or any of our product candidates and, if approved, future products harms patients, or is perceived to harm patients even when such harm is unrelated to such product candidate or product, our marketing approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
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
Risks Related to Our Business Operations
Our business is affected by macroeconomic conditions, including rising inflation, interest rates, supply chain constraints and significant political, trade, or regulatory developments.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. We may experience business interruptions or negative market conditions arising out of global crises, including international conflicts, or future public health events. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Significant political, trade, or regulatory developments such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in February 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Similarly, these macroeconomic factors could affect the ability of third-party suppliers and manufacturers to manufacture Abecma as well as clinical trial materials.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Global Market. We currently qualify as an "emerging growth company." For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents or data breaches, which could result in a disruption of our product candidates’ development programs and have an adverse effect on our reputation, business, financial condition or results of operations.
Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Like other companies in our industry, we have experienced threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems from time to time. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, cybersecurity incidents, data breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data breaches and cybersecurity incidents. If we experience a system failure, accident, cybersecurity incident or data breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, data breach, or cybersecurity incident results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies, data breaches, or cybersecurity incidents. Specifically, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to failures, cybersecurity incidents, cyberattacks and other related events, including data breaches.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data breaches, cybersecurity incidents, or other disruptions that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may require us to notify relevant stakeholders (including affected individuals, regulators and investors) and may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us. These events could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have an adverse effect on our reputation, business, financial condition or results of operations. Moreover, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Data security incidents and other security events can be difficult to detect, and any delay in identifying them may lead to increased harm. Because the techniques used by those who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions, data breaches, or cybersecurity incidents. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and the current resources dedicated to protecting our technology and information systems may not suffice.
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
•the pendency of the proposed acquisition by BMS and the market perception thereof;

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

Pursuant to the separation agreement and certain other agreements we entered into with bluebird bio, we assumed and agreed to indemnify bluebird bio for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in "Certain Relationships and Related Person Transactions—Agreements with bluebird bio" and "Index to Financial Statements—Audited Consolidated Financial Statements—Notes to Consolidated Financial Statements." Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities of the bluebird bio business. bluebird bio has agreed to indemnify us for liabilities of the bluebird bio business, but such indemnity from bluebird bio may not be sufficient to protect us against the full amount of such liabilities, and bluebird bio may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from bluebird bio any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could harm our business, prospects, financial condition and results of operations.
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
If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key personnel, and substantial leadership, personnel, and policy changes or otherwise, could prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

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
We face a number of cybersecurity risks in connection with our business. While cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected, and we do not believe they are reasonably likely to materially affect, our Company, including our business strategy, results of operations, or financial condition, to date, we have, like other companies in our industry, from time to time, experienced threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems. Refer to the risk factor captioned "Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer cybersecurity incidents or data breaches, which could result in a disruption of our product candidates’ development programs and have a material effect on our reputation, business, financial condition or results of operations" in Part I, Item 1A. "Risk Factors" for additional description of cybersecurity risks and potential related impacts on our Company.
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
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. The Company's Senior Engineer, Information Systems is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The Senior Engineer, Information Systems meets periodically with the Company’s leadership team to discuss the status of the Company’s cybersecurity program and relevant updates, as appropriate. The Senior Engineer, Information Systems is directly responsible for day-to-day cybersecurity program and security operations. The Senior Engineer, Information Systems provides periodic updates on our cybersecurity risk profile to the Audit Committee of our board of directors.

Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2024:
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
In connection with the Regeneron Transaction, Regeneron subleased our facilities in Seattle, Washington, and a portion of our facilities in Cambridge, Massachusetts.
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

Holders of Our Common Stock
As of March 20, 2025 there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a cell therapy company focused on the research, development, and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field. In January 2024, we announced a strategic realignment to focus exclusively on the development and commercialization of idecabtagene vicleucel (ide-cel, marketed in the United States as Abecma). We, together with our partner BMS, are delivering Abecma to multiple myeloma patients in the United States following approval by the FDA of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody. On April 4, 2024 the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. On September 25, 2024, following a joint decision we made with BMS earlier that week, we announced the discontinuation of enrollment in our ongoing Phase 3 KarMMa-9 study evaluating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response to autologous stem cell transplant.
Upon closing the Regeneron Transaction on April 1, 2024, Regeneron assumed all of the ongoing program infrastructure and personnel costs related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets. In June 2024, we announced the completion of an asset purchase agreement with Novo as part of our strategic realignment. Under the terms of the Novo Transaction, Novo acquired the Company’s program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis and prevention of hemophilia (the “megaTAL Sale”).
We have never been profitable and have incurred net losses since inception. Our net losses for the years ended December 31, 2024 and 2023 were $57.2 million and $217.6 million, respectively. We expect to continue to generate operating losses and negative operating cash flows for the near future.
We expect to incur significant expenses as we continue to (i) educate physicians on treatment sequencing and the emerging data supporting the use of BCMA-directed CAR Ts before other BCMA-targeted therapies, (ii) competitively differentiate Abecma’s real-world safety, efficacy and product reliability and predictability profile and, (iii) continue to support the quality control of LVV. Accordingly, until we generate significant revenues from product sales, we may continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. If we use our capital resources sooner than expected, we would evaluate further reductions in our expense or obtaining additional financing. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize Abecma. Refer to sections Liquidity and Capital Resources and Funding Requirements below for further discussion.
The Proposed BMS Transaction
On March 10, 2025, we entered into the BMS Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of BMS will commence a tender offer to purchase all of our outstanding common stock at a cash price of $5.00 per share, less any applicable withholding taxes and without interest. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a merger that will result in our company being a wholly owned subsidiary of BMS. Upon completion of the merger, we will no longer be a publicly traded company, and the listing of our common stock on Nasdaq will have been terminated. Refer to Note 20 to our Consolidated Financial Statements regarding the BMS Merger Agreement, the transactions provided for thereunder, and the various conditions to closing the transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the transaction.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including intangible assets, the measurement of right-of-use assets, sales forecasts and corresponding expiry dates utilized to determine our contingent liabilities for obsolete and excess inventory reserves under our collaboration with BMS, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of our ability to fund operations for at least the next twelve months from the date of issuance of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.
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
We recognize revenue within the following financial statement captions:
Service Revenue
To date, our service revenue has primarily been generated from the elements of the collaboration arrangements with BMS and Novo that are accounted for pursuant to Topic 606, using the five-step model described above. We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 or Topic 606. For the elements of the arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, we record the related revenue as service revenue on the consolidated statements of operations and comprehensive loss. Refer to Financial Operations Overview – Revenue below for service revenue results for the years ended December 31, 2024 and 2023.
Collaborative Arrangement Revenue and Share of Collaboration Loss
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, (“ASC 808”), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers, (“Topic 606” or “ASC 606”). For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in the consolidated statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below. The calculation of collaborative activity to be recognized is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.

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
Where the collaborator is the principal in the product sales, we recognize our share of any profits or losses, representing net product sales less cost of goods sold and shared commercial and other expenses, along with reimbursement by BMS of commercial costs incurred us, in the period in which such underlying sales occur and costs are incurred by the collaborator.
To date, collaborative arrangement revenue has been primarily generated from the collaboration arrangements with BMS and Regeneron, as further described in Note 11, Collaborative arrangements and strategic partnerships, in the notes to our audited consolidated financial statements. Refer to Financial Operations Overview – Revenue below for collaborative arrangement revenue results for the years ended December 31, 2024 and 2023.
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
Following the closing of the Novo Transaction and Regeneron Transaction, research and development expenses consist primarily of costs incurred for the development of Abecma in collaboration with BMS. Historical research and development expenses included costs for Abecma, as well as costs incurred for the development of product candidates that were sold to Regeneron and Novo in the second quarter of 2024.
Stock-based compensation
Our share-based compensation expense relates to stock options, restricted stock units, restricted stock awards, and shares issued under our employee stock purchase plan. Grants are awarded to employees and non-employees, including our board of directors.
We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.

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
We estimate the fair value of our option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. For awards granted subsequent to the separation from bluebird bio, we have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options that were converted in accordance with the Employee Matters Agreement, as discussed above and as further described in Note 14, Stock-based compensation, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have estimated the expected term to be the remaining contractual term of the awards as of the date of the separation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. We have never paid, and do not expect to pay, dividends in the foreseeable future.
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
Recently Issued Accounting Pronouncements
See Note 2, Summary of significant accounting policies and basis of presentation, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
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
For the years ended December 31, 2024 and 2023 service revenue consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
ide-cel ex-U.S. service revenue from BMS	$10,611	$14,751
Service revenue from December 2021 agreement with Novo	3,507	5,765
Other	4,000	3,628
Total service revenue	$18,118	$24,144

For the years ended December 31, 2024 and 2023 collaborative arrangement revenue consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
U.S. Abecma collaboration with BMS	$15,048	$50,010
Collaboration with Regeneron	4,696	21,591
Total collaborative arrangement revenue	$19,744	$71,601
To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our consolidated statements of operations and comprehensive loss for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit (loss) share on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands). Note that these tables do not include research and development costs for Abecma shared between us and BMS - refer to Note 11, Collaborative arrangements and strategic partnerships, in the notes to the consolidated financial statements for information on Abecma research and development costs.

	Three months ended				Year ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Our share of profits (losses), net of our share of BMS costs for commercial activities	$(1,975)	$3,549	$9,617	$(4,494)	$6,697
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	745	815	1,067	1,171	3,798
Collaborative arrangement revenue (1)	$—	$4,364	$10,684	$—	$15,048
Share of collaboration loss (1)	$(1,230)	$—	$—	$(3,323)	$(4,553)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(1,428)	(1,141)	(1,567)	(1,309)	(5,445)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(63)	—	(83)	(89)	(235)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive income (loss)	$(2,721)	$3,223	$9,034	$(4,721)	$4,815

	Three months ended				Year ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Our share of profits (losses), net of our share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$1,366	$45,637
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	604	4,373
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$1,970	$50,010
Share of collaboration loss (1)	$—	$—	$—	$—	$—

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(2,583)	(2,389)	(2,167)	(1,136)	(8,275)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(176)	(153)	(70)	(73)	(472)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive loss	$20,202	$22,001	$(1,701)	$761	$41,263

(1) This calculation is performed on a quarterly basis and consists of our share of profits, net of our share of BMS costs for commercial activities, offset by reimbursement from BMS for our commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period. Collaborative arrangement revenue net of share of collaboration loss was $10.5 million and $50.0 million, for the years ended December 31, 2024 and 2023, respectively.

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
Research and Development Expenses
Following the closing of the Novo Transaction and Regeneron Transaction, research and development expenses consist primarily of costs incurred for the development of Abecma in collaboration with BMS. This includes costs associated with the following clinical studies:
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
•KarMMa-9 study – a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel with Lenalidomide maintenance versus Lenalidomide maintenance therapy alone in adult participants with newly diagnosed multiple myeloma who have suboptimal response after autologous stem cell transplantation. The costs incurred by BMS for this study are subject to the cost-sharing provisions of our BMS collaboration arrangement. In September 2024, we and BMS decided to discontinue enrollment in our ongoing Phase 3 KarMMa-9 study.
Historical research and development expenses included costs for Abecma, as discussed above, as well as costs incurred for the development of product candidates that were sold to Regeneron and Novo in the second quarter of 2024. Information about the historical costs we incurred on these programs can be found in our previous Form 10-Q and Form 10-K filings.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by vendors and clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of Abecma. The duration, costs and timing associated with the development of Abecma depend on a variety of factors including:
•the scope, rate of progress, and expense of our ongoing clinical studies and other research and development activities we undertake;
•future clinical study results;
•uncertainties in clinical study enrollment rates and long-term follow up costs;
•new manufacturing processes or protocols that we may choose to or be required to implement in the manufacture of our lentiviral vector or drug product;
•regulatory feedback on requirements for regulatory approval, as well as changing standards for regulatory approval; and
•the timing and receipt of any regulatory approvals.
Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by us to support the manufacture of Abecma inventory sold by our collaborative partner, BMS, in both the U.S. and ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of our collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 11, Collaborative arrangements and strategic partnerships, in the notes to our audited consolidated financial statements.
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
Additionally, as of December 31, 2024, we recognized expenses of $5.7 million representing our share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of our transition to the use of suspension lentiviral vector in the manufacturing of Abecma. This was recorded within restructuring expenses in our consolidated statements of operations and comprehensive loss.
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
As of December 31, 2024, there were $99.9 million in future contingent cash payments related to commercial milestones. During 2024, we determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration, classified within other non-current liabilities on our consolidated balance sheet, to zero. Please refer to Note 5, Fair value measurements, for further information.
Gain on sale to Novo
The gain on sale to Novo consists of upfront cash consideration received for the Novo Transaction, less consideration received and deferred related to transition services, combined with the derecognition of deferred revenue remaining from the Novo Collaboration Agreement.
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

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.
Comparison of the years ended December 31, 2024 and 2023

	Year ended December 31,
	2024	2023	Change
Revenue:
Service revenue	$18,118	$24,144	$(6,026)
Collaborative arrangement revenue	19,744	71,601	(51,857)
Royalty and other revenue	—	4,642	(4,642)
Total revenues	37,862	100,387	(62,525)
Operating expenses:
Research and development	76,917	230,758	(153,841)
Cost of manufacturing for commercial collaboration	18,010	14,819	3,191
Selling, general and administrative	43,924	69,414	(25,490)
Share of collaboration loss	4,553	—	4,553
Restructuring expenses	12,303	8,614	3,689
Cost of royalty and other revenue	—	2,099	(2,099)
Change in fair value of contingent consideration	(2,415)	235	(2,650)
Goodwill impairment charge	—	12,056	(12,056)
Total operating expenses	153,292	337,995	(184,703)
Loss from operations	(115,430)	(237,608)	122,178
Interest income, net	10,875	12,413	(1,538)
Other income, net	4,347	7,625	(3,278)
Gain on sale of assets to Novo	47,987	—	47,987
Loss on assets held for sale to Regeneron	(5,026)	—	(5,026)
Loss before income taxes	(57,247)	(217,570)	160,323
Income tax expense	—	—	—
Net loss	$(57,247)	$(217,570)	$160,323
Revenue. Total revenue was $37.9 million for the year ended December 31, 2024, compared to $100.4 million for the year ended December 31, 2023. The decrease of $62.5 million was primarily attributable to a decrease in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by decreased Abecma sales. The decrease was also due to the termination of the Regeneron Collaboration Agreement concurrently with the close of the Regeneron Transaction, which occurred on April 1, 2024.
Research and Development Expenses. Research and development expenses were $76.9 million for the year ended December 31, 2024, compared to $230.8 million for the year ended December 31, 2023. The overall decrease of $153.8 million was primarily attributable to the following:
•$61.0 million of decreased employee compensation costs, primarily resulting from the Regeneron Transaction, as part of which a large portion of our research and development workforce transitioned to

Regeneron. Additionally, there was a 40% reduction to our workforce as part of our restructuring in September 2023 and an additional reduction to our workforce initiated in January 2024;
•$44.3 million of decreased facilities and IT costs largely due to the Regeneron Transaction, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs;
•$34.3 million of decreased material production costs primarily related to decreased manufacturing activities of suspension lentiviral vector for ide-cel development. The decrease is also attributable to decreased plasmids and cell bank manufacturing costs, which were assumed by Regeneron as part of the Regeneron Transaction beginning in the second quarter of 2024;
•$13.7 million of decreased lab expenses and other platform costs primarily relating to a decrease in lab consumables costs which were assumed by Regeneron as part of the Regeneron Transaction beginning in the second quarter of 2024;
•$3.6 million of decreased license and milestone fees associated with a milestone paid to Medigene in the first quarter of 2023 for the continued development of our MAGE-A4 TCR program in solid tumors, which was being developed as part of our collaboration with Regeneron;
•$2.6 million decrease in consulting and professional service fees; and
•$1.7 million decrease in clinical trial and medical research costs.
These decreases were partially offset by a $7.3 million increase in net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $18.0 million for the year ended December 31, 2024, compared to $14.8 million for the year ended December 31, 2023. The increase of $3.2 million was primarily due to increased costs allocated to Abecma in the second half of 2024 upon the completion of our strategic realignment to focus on the development and commercialization of Abecma.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $43.9 million for the year ended December 31, 2024, compared to $69.4 million for the year ended December 31, 2023. The decrease of $25.5 million was primarily due to the following:
•$22.8 million of decreased compensation expenses primarily resulting from the 40% reduction in our workforce announced in September 2023 and the additional reduction to our workforce announced in January 2024;
•$3.9 million decrease in costs associated with terminations and settlements related to license agreements; and
•$3.3 million of decreased consulting and professional service fees.
The decreases were partially offset by $5.0 million of increased facility related expenses allocated to selling, general, and administrative expense as a result of the sale of our research and development pipeline to Regeneron and Novo.
Share of Collaboration Loss. Share of collaboration loss represents our share of net loss arising from the commercialization of Abecma under the BMS collaboration during the first and fourth quarters of 2024. The collaboration resulted in collaborative arrangement revenue during the second and third quarters of 2024.
Restructuring Expenses. The increase in restructuring expenses is primarily due to our share of one-time costs incurred during the second and third quarters of 2024 of $5.7 million related to BMS’ early exit from a commercial manufacturing and supply agreement as a result of the transition to suspension lentiviral vector for Abecma. The remaining increase is attributable to costs incurred related to the reduction in our workforce as a part of our 2024 Restructuring Plan, initiated in January 2024.
Cost of Royalty and Other Revenue. There is no cost of royalty and other revenue for the year ended December 31, 2024, and total cost of royalty and other revenue was $2.1 million for the year ended December 31, 2023.
Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $2.7 million was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates. As of September 30, 2024, we determined the probability of milestone achievement to be zero and as a result we reduced the fair value of the contingent consideration liability to zero.
Goodwill Impairment Charge. During the third and fourth quarters of 2023, we experienced a sustained decline in the price of our common stock in part due to decreased external expectations for future Abecma sales resulting from increased competitive dynamics, which was considered a triggering event. We performed a goodwill impairment test that resulted in a non-cash impairment charge of $12.1 million.
Interest Income, Net. Interest income, net was $10.9 million and $12.4 million for the twelve months ended December 31, 2024 and 2023, respectively. The decrease of $1.5 million was due to a decline in the total securities held partially offset by an increase in income earned on securities compared to the prior year.
Gain on sale to Novo . In June 2024, we announced the completion of an asset purchase agreement with Novo. Refer to Note 3, Asset purchase agreements, in the notes to the consolidated financial statements for further detail regarding the gain on sale related to this transaction.
Loss on assets held for sale to Regeneron. The loss on assets held for sale consists of fixed assets that ceased depreciation, measured at the lower of their carrying value or fair value less cost to sell. Refer to Note 3, Asset purchase agreements, in the notes to the consolidated financial statements for further detail regarding this amount.
Other Income, Net. For the twelve months ended December 31, 2024 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the twelve months ended December 31, 2023, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $183.6 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the ATM facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report and we do not have any current plans to sell shares under the ATM. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred losses and have experienced negative operating cash flows for all periods presented. During the year ended December 31, 2024, we incurred a loss of $57.2 million and used $85.0 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.

Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(84,998)	$(166,858)
Net cash provided by investing activities	80,763	43,861
Net cash provided by financing activities	417	127,390
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(3,818)	$4,393
Cash Flows from Operating Activities
Net cash used in operating activities was $85.0 million for the year ended December 31, 2024 and primarily consisted of a net loss of $57.2 million adjusted for non-cash items, including:
•gain on sale to Novo of $48.0 million and loss on assets held for sale to Regeneron of $5.0 million;
•stock-based compensation of $12.2 million;
•depreciation and amortization of $7.1 million;
•change in fair value of contingent consideration of $2.4 million; and
•other non-cash items of $4.6, as well as the change in our net working capital.
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
Pursuant to the BMS Merger Agreement, we have agreed to various covenants and obligations, including, among others, to conduct our business in the ordinary course between the execution of the BMS Merger Agreement and the closing of the transactions described therein. Outside of certain limited exceptions, we may not take certain actions without BMS’ consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds; (iii) incurring or assuming any indebtedness, and (iv) issuing additional securities. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 was $80.8 million and was due to:
•$166.5 million of proceeds from maturities of marketable securities;
•$25.1 million of proceeds from maturities of restricted investments; and
•proceeds from the Novo Transaction of $38.0 million and proceeds from the Regeneron Transaction of $5.0 million.
These cash inflows were partially offset by the purchase of marketable securities of $127.5 million, the purchase of restricted investments of $25.8 million, and the purchase of property, plant and equipment of $0.7 million.

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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $0.4 million and was primarily due to net proceeds relating to the exercise of stock options and ESPP contributions.
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
Contractual Obligations and Commitments
As of December 31, 2024 we had contractual obligations and commitments relating to our lease obligations, milestone and royalty payments, business combinations, and certain purchase commitments.
Leases
We lease certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington, which was assigned to us in connection with its separation from bluebird bio. The lease at 60 Binney Street, Cambridge, Massachusetts for 253,108 square feet (the “Prime Lease”) was previously entered into by bluebird bio with ARE-MA Region No. 40, LLC on September 21, 2015. The lease at 188 East Blaine Street in Seattle, Washington for 36,126 square feet was previously entered into by bluebird bio on July 18, 2018.
In connection with the Regeneron Transaction, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. Please refer to Note 8, Leases, in the notes to the consolidated financial statements included elsewhere in the Form 10-K for further information regarding our future minimum commitments under ASC 842 under our operating leases and Note 3, Asset Purchase Agreements, for further information on the closing on the transaction with Regeneron. Additionally, we were party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction.
Contingent Milestone and Royalty Payments
Based on our development plans as of December 31, 2024, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with the NIH, which was attributed to us in the separation, pursuant to which we license certain patent applications related to ide-cel, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of Abecma, which is covered by the in-licensed intellectual property, we are obligated to pay NIH a percentage of annual net sales as a royalty in the low single digits.

The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
•Under a 2011 license agreement, Institut Pasteur granted a license to bluebird bio for the Licensed Pasteur IP. In February 2023, we entered into a partial assumption and assignment agreement with bluebird bio and Institut Pasteur, by which bluebird bio assigned us its rights, obligations and interests under the 2011 license agreement, to any and all uses of the Licensed Pasteur IP in connection with the prevention, diagnosis or treatment of oncological diseases or disorders and hemophilia. Prior to entering into the partial assignment and assumption agreement, the Licensed Pasteur IP was sublicensed by bluebird bio to us under the Intellectual Property License Agreement, dated as of November 3, 2021, entered into in connection with the Separation. After the expiration of the last valid patent covered by Licensed Pasteur IP, we terminated the agreement with Institut Pasteur, effective as of December 31, 2023.
•In connection with the separation, bluebird bio granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, including with respect to patents licensed to bluebird bio by Research Development Foundation, or RDF sublicense) to certain intellectual property to allow us to use such intellectual property in connection with our ongoing and future research and development activities and product candidates. We terminated the RDF sublicense, effective as of November 11, 2023.
•Concurrent with the sale of the manufacturing facility in Durham, North Carolina, bluebird bio entered into certain ancillary agreements, including two manufacturing agreements and a license agreement, or the “Resilience License Agreement”, among others, which are collectively referred to as the “Ancillary Agreements”. One of the manufacturing agreements, or the Development Manufacturing Supply Agreement, supports ongoing manufacturing for lentiviral vector for development candidates. The other manufacturing agreement for the future manufacturing of lentiviral vector for the commercial product marketed in collaboration with BMS, Abecma, or the Commercial Supply Agreement, was assigned by us to BMS on June 23, 2023. Certain rights and obligations under the Ancillary Agreements were assigned by bluebird bio to us on November 4, 2021 upon our separation of 2seventy bio from bluebird bio. The assignments under the Ancillary Agreements commit us to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the asset purchase agreement, subject to a cap of $15.0 million. During the second quarter of 2023, we paid a total of $14.2 million to Resilience for its share of net operating losses. The disposition of the net assets of the manufacturing facility previously assigned to us was reflected as a transfer to bluebird bio via a net parent investment as a result of bluebird bio’s sale of such facility in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the separation, our net parent investment balance was reclassified to additional paid-in capital. We are not a party to the sale of the manufacturing facility and, therefore, did not recognize any gain or loss arising from the transaction.
Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, bluebird bio agreed to make contingent cash payments to the former equity holders of Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, was attributed to us in connection with the separation. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as a component of other non-current liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equity holders of Pregenen during the third quarter of 2017. As of December 31, 2024 and 2023, the aggregate remaining undiscounted amount of contingent consideration potentially payable is $99.9 million. During 2024, we determined the probability of milestone achievement to be zero. As of December 31, 2024 and 2023, the fair value is zero and $2.4 million, respectively, reflected as a non-current liability in the consolidated balance sheets.

Other purchase commitments
Additionally, we are party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As of December 31, 2024 there are no remaining purchase commitments to contract research organizations and contract manufacturers.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On November 12, 2024, William Baird, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), with respect to the sale of up to an aggregate of 59,410 shares of common stock of the Company pursuant to the terms of such trading plan. His Rule 10b5-1 trading arrangement is active through December 31, 2025.
On November 17, 2024, Marcela Maus, a director, adopted a Rule 10b5-1 trading plan, which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), with respect to the sale of up to an aggregate to be determined of shares of common stock of the Company pursuant to the terms of such trading plan. Her Rule 10b5-1 trading arrangement is active through December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of the Stockholders or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A within 120 days after the end of the fiscal year ended December 31, 2024.
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

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of the Stockholders or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of the Stockholders or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of the Stockholders or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A within 120 days after the end of the fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of the Stockholders or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A within 120 days after the end of the fiscal year ended December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are included on pages F-1 through F-47 attached hereto and are filed as part of this Annual Report on Form 10-K:
(1)The following Report and Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated Statements of Operations and Comprehensive Loss
•Consolidated Statements of Stockholders’ Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of 2seventy bio, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
March 25, 2025

2seventy bio, Inc.
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$71,244	$74,958
Marketable securities	103,510	142,031
Prepaid expenses	4,721	7,365
Receivables and other current assets	7,781	13,411
Total current assets	187,256	237,765
Property, plant and equipment, net	33,759	58,150
Marketable securities	8,867	4,816
Intangible assets, net	5,885	6,594
Operating lease right-of-use assets	204,391	219,958
Restricted investments and other non-current assets	39,352	38,143
Total assets	$479,510	$565,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,055	$6,028
Accrued expenses and other current liabilities	22,672	25,688
Operating lease liability, current portion	16,365	12,660
Deferred revenue, current portion	—	15,403
Total current liabilities	40,092	59,779
Deferred revenue, net of current portion	—	3,918
Operating lease liability, net of current portion	227,352	244,013
Other non-current liabilities	1,260	2,416
Total liabilities	268,704	310,126
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 51,589 and 50,632 shares issued and outstanding at December 31, 2024 and December 31, 2023 respectively	5	5
Additional paid-in capital	779,176	766,716
Accumulated other comprehensive income (loss)	89	(204)
Accumulated deficit	(568,464)	(511,217)
Total stockholders’ equity	210,806	255,300
Total liabilities and stockholders’ equity	$479,510	$565,426
See accompanying notes to consolidated financial statements.

2seventy bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands)

	Year ended December 31,
	2024	2023
Revenue:
Service revenue	$18,118	$24,144
Collaborative arrangement revenue	19,744	71,601
Royalty and other revenue	—	4,642
Total revenues	37,862	100,387
Operating expenses:
Research and development	76,917	230,758
Cost of manufacturing for commercial collaboration	18,010	14,819
Selling, general and administrative	43,924	69,414
Share of collaboration loss	4,553	—
Restructuring expenses	12,303	8,614
Cost of royalty and other revenue	—	2,099
Change in fair value of contingent consideration	(2,415)	235
Goodwill impairment charge	—	12,056
Total operating expenses	153,292	337,995
Loss from operations	(115,430)	(237,608)
Interest income, net	10,875	12,413
Other income, net	4,347	7,625
Gain on sale to Novo	47,987	—
Loss on assets held for sale to Regeneron	(5,026)	—
Loss before income taxes	(57,247)	(217,570)
Income tax expense	—	—
Net loss	$(57,247)	$(217,570)
Net loss per share - basic and diluted	$(1.10)	$(4.42)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	52,218	49,276
Other comprehensive income:
Other comprehensive income, net of tax benefit (expense) of $0.0 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.	$293	$2,673
Total other comprehensive income	$293	$2,673
Comprehensive loss	$(56,954)	$(214,897)
See accompanying notes to consolidated financial statements.

2seventy bio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2022	37,928	$4	$606,986	$(2,877)	$(293,647)	$310,466
Vesting of restricted stock units	604	—	—	—	—	—
Exercise of stock options	1	—	7	—	—	7
Issuance of common stock in public offering, net of issuance costs	10,870	1	117,003	—	—	117,004
Issuance of common stock to Regeneron	1,115	—	9,859	—	—	9,859
Stock-based compensation	—	—	32,159	—	—	32,159
Purchase of common stock under ESPP	114	—	702	—	—	702
Other comprehensive income	—	—	—	2,673	—	2,673
Net loss	—	—	—	—	(217,570)	(217,570)
Balances at December 31, 2023	50,632	$5	$766,716	$(204)	$(511,217)	$255,300
Vesting of restricted stock units	867	—	—	—	—	—
Exercise of stock options	6	—	22	—	—	22
Stock-based compensation	—	—	12,150	—	—	12,150
Purchases of shares under ESPP	84	—	288	—	—	288
Other comprehensive income	—	—	—	293	—	293
Net loss	—	—	—	—	(57,247)	(57,247)
Balances at December 31, 2024	51,589	$5	$779,176	$89	$(568,464)	$210,806
See accompanying notes to consolidated financial statements.

2seventy bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,247)	$(217,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(2,415)	235
Depreciation and amortization	7,096	10,285
Stock-based compensation expense	12,150	32,159
Goodwill impairment charge	—	12,056
Gain on asset Sale to Novo	(47,987)	—
Loss on assets held for sale to Regeneron	5,026	—
Other non-cash items	(4,620)	(6,627)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,918	15,735
Operating lease right-of-use assets	15,567	20,927
Accounts payable	(4,397)	(423)
Accrued expenses and other liabilities	(2,598)	(27,713)
Operating lease liabilities	(12,956)	(13,499)
Deferred revenue	(535)	11,321
Collaboration research advancement	—	(3,744)
Net cash used in operating activities	(84,998)	(166,858)
Cash flows from investing activities:
Purchases of property, plant and equipment	(707)	(13,865)
Proceeds from Regeneron Transaction	5,000	—
Proceeds from Novo Transaction	38,000	—
Proceeds from sale of equipment	176	—
Purchases of marketable securities	(127,466)	(246,743)
Proceeds from maturities of marketable securities	166,505	304,899
Purchase of restricted investments	(25,805)	(18,430)
Proceeds from maturities of restricted investments	25,060	18,000
Net cash provided by investing activities	80,763	43,861
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	117,004
Proceeds from issuance of common stock to Regeneron, net of issuance costs	—	9,859
Proceeds from exercise of stock options and ESPP contributions	417	527
Net cash provided by financing activities	417	127,390
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(3,818)	4,393
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	76,683	72,290
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$72,865	$76,683
Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents	$71,244	$74,958
Restricted cash and cash equivalents included in restricted investments and other non-current assets	1,621	1,725
Total cash, cash equivalents and restricted cash and cash equivalents	$72,865	$76,683
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$—	$855
See accompanying notes to consolidated financial statements.

2seventy bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
1.Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell therapy company focused on the development and commercialization of transformative treatments for cancer. The Company, together with BMS, is delivering the first FDA approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
2seventy bio Securities Corporation is a wholly-owned subsidiary of the Company and was granted securities corporation status in Massachusetts for the 2021 tax year. 2seventy bio Securities Corporation has no employees.
On January 29, 2024, the Company began undertaking a strategic realignment to focus on the development and commercialization of Abecma. In connection with the strategic realignment, the Company entered into an asset purchase agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to sell to Regeneron substantially all of the assets related to its oncology and autoimmune cell therapy programs. The Regeneron Transaction closed on April 1, 2024 and Regeneron assumed all of the ongoing programs, infrastructure and personnel costs related to these programs. In June 2024, the Company announced the completion of an asset purchase agreement with Novo Nordisk A/S (“Novo”) as part of its strategic realignment. Under the terms of the Novo Transaction, Novo acquired the Company’s program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis and prevention of hemophilia.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company has incurred normal operating losses and has experienced negative operating cash flows for all historical periods presented. During the year ended December 31, 2024, the Company incurred a net loss of $57.2 million and used $85.0 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $183.6 million. Based on the Company’s current operating plan, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Annual Report on Form 10-K and the Company does not currently have any plans to sell shares under the ATM.
2.Summary of significant accounting policies and basis of presentation
Basis of presentation
The accompanying consolidated financial statements reflect the historical results of the operations, financial position and cash flows of the Company and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board.
Amounts reported are computed based on thousands, except percentages or as otherwise noted. As a result, certain totals may not sum due to rounding.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including intangible assets, the measurement of right-of-use assets and lease liabilities, sales forecasts and corresponding expiry dates utilized to determine our contingent liabilities for excess and obsolete inventory reserves as part of our collaboration with BMS, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements. In addition, prior to the Regeneron Transaction, estimates and judgments were used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the stand-alone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.
Segment information
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosure (“Topic 280”) to establish standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative treatments for cancer. Consistent with its operational structure, the Company’s Chief Executive Officer (“CEO”) is our CODM responsible for managing and allocating resources for the Company at a consolidated level. The CODM measures profitability on a reportable segment basis using net income (loss). Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting. All material long-lived assets of the Company reside in the United States. Refer to Note 19, Segment information, for additional segment information.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents may consist of marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.
Restricted investments
As of December 31, 2024 and 2023, restricted investments consists primarily of United States government agency securities and treasuries placed as collateral to letters of credit totaling $33.9 million and $32.8 million, respectively that are required to be maintained in connection with the Company’s lease arrangements. The letters of credit are in the name of the Company’s landlord and are required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2024 and 2023, the Company classified its restricted investments as non-current on the consolidated balance sheet based on the release dates of the restrictions. For further information on the Company’s letters of credit, see Note 8, Leases.
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
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13” or “ASC 326”) as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
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
Items measured at fair value on a recurring basis include marketable securities (see Note 4, Marketable securities, and Note 5, Fair value measurements) and restricted cash and cash equivalents, restricted investments, and contingent consideration (see Note 5, Fair value measurements). The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
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
The consolidated financial statements include the results of operations of an acquired business after the completion of the acquisition.

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
Contingent consideration payable
Each reporting period, the Company remeasures the contingent consideration obligations associated with business combinations to their fair value and records within operating expenses increases or decreases in their fair value as change in fair value of contingent consideration within the consolidated and combined statements of operations and comprehensive loss. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones may be achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data is obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 5, Fair value measurements, for additional information.
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
The Company recognizes revenue within the following financial statement captions:
Service revenue
To date, the Company’s service revenue has primarily been generated from the elements of its collaboration arrangements with BMS and Novo that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of a collaboration arrangement that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, the Company records the related revenue as service revenue on the consolidated statement of operations and comprehensive loss. Refer below for additional discussion around the Company’s policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606. For the years ending 2024 and 2023, service revenue consisted of the following:

	Year Ended December 31,
	2024	2023
ide-cel ex-U.S. service revenue from BMS	$10,611	$14,751
Service revenue from December 2021 agreement with Novo	3,507	5,765
Other	4,000	3,628
Total service revenue	$18,118	$24,144

Collaborative arrangement revenue
To date, the Company’s collaborative arrangement revenue has been generated from its collaboration arrangements with BMS and Regeneron, as further described in Note 11, Collaborative arrangements and strategic partnerships. For the years ending 2024 and 2023, collaborative arrangement revenue consisted of the following:

	Year Ended December 31,
	2024	2023
U.S. Abecma collaboration with BMS	$15,048	$50,010
Collaboration with Regeneron	4,696	21,591
Total collaborative arrangement revenue	$19,744	$71,601
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
In arrangements where the Company does not deem its collaborator to be its customer, payments to and from its collaborator are presented in the consolidated statements of operations and comprehensive loss based on the nature of the payments, as summarized in the table and further described below.

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
For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 11, Collaborative arrangements and strategic partnerships, and Note 12, Royalty and other revenue.
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
Following the closing of the Novo Transaction and Regeneron Transaction, research and development expenses consist primarily of costs incurred for the development of Abecma in collaboration with BMS. Historical research and development expenses included costs for Abecma, as well as costs incurred for the development of product candidates that were sold to Regeneron and Novo in the second quarter of 2024.
Cost of Manufacturing for Commercial Collaboration
Cost of manufacturing for commercial collaboration consists of quality and other manufacturing costs incurred by the Company to support the manufacture of Abecma inventory sold by its collaborative partner, BMS, in both the U.S. and in ex-U.S. regions. These costs are subject to the cost sharing arrangement under the terms of the Company’s collaboration agreement (the Amended Ide-cel CCPS) with BMS. For further information on the Amended Ide-cel CCPS, please refer to Note 11, Collaborative arrangements and strategic partnerships.
The reimbursement from BMS for their share of the Company’s U.S. quality and other manufacturing costs is recorded as collaborative arrangement revenue or share of collaboration loss in the consolidated statements of operations and comprehensive loss. The reimbursement from BMS for the Company’s ex-U.S. quality and other manufacturing costs is recorded as service revenue in the consolidated statements of operations and comprehensive loss.
Restructuring expenses
The Company undertook a strategic realignment of resources and corporate restructuring in both 2023 and 2024, including an organizational workforce reduction and additional cost reduction measures. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company’s restructuring and exit-related charges consisted of severance expenses and related benefit costs for employees affected by the workforce reduction and stock compensation associated with the modification of awards for certain affected employees. Refer to Note 15, Corporate restructuring, for additional details. Costs relating to both the 2023 and 2024 restructurings have been recorded as restructuring expenses in the consolidated statements of operations and comprehensive loss.
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
Share of Collaboration Loss
Share of collaboration loss represents the Company’s share of net loss arising from product sales less cost of goods sold and shared commercial costs and other expenses related to the commercialization of a product where the collaborator is the principal in the product sales. For a complete discussion of accounting for share of collaboration loss, see Note 11, Collaborative arrangements and strategic partnerships.
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
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.
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
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, the Company bases its estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. It will continue to apply this process until sufficient historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. For stock options that were converted in accordance with the Employee Matters Agreement, as further described in Note 14, Stock-based compensation, the Company estimated the expected term to be the remaining contractual term of the awards as of the date of the separation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.
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
Gain or Loss on Transaction
The Company accounts for the disposition or sale of a business in accordance with Topic 810, Consolidations. This includes derecognition of assets related to the disposal group and then recognizing a gain or loss for the difference between the fair value of the consideration received and the book value of the disposal group under Topic 810.
Other income, net
Other income, net consists primarily of rental income from a third party, income recognized under the Company’s transition service agreements with bluebird bio, and sublease income from bluebird bio, which terminated in 2023.
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
Income taxes
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
New accounting pronouncements
Recently adopted
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures) (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted this guidance effective for its fiscal year 2024 Annual Report and determined there was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 19, Segment Reporting.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The improved disclosure requirements, primarily relating to the rate reconciliation and income taxes paid information, were adopted effective for the Company’s fiscal year 2024 Annual Report. There was no material impact on the Company's financial position or results of operations upon adoption as included within Note 17, Income Taxes.
To be adopted in future periods
ASU 2024-03, Income Statement: Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.
3.Asset purchase agreements
Regeneron Asset Purchase Agreement
In January 2024, the Company and Regeneron entered into an asset purchase agreement (the Regeneron Transaction). The assets consisted of property, plant and equipment and prepaid expenses. As consideration, Regeneron agreed to pay the Company an upfront payment of $5.0 million and contingent consideration based on regulatory approval and sales-based royalties. Regeneron assumed certain programs, infrastructure and personnel costs related to the programs purchased. In accordance with Topic 360, Property, Plant, and Equipment, the Company determined that as of the signing of the asset purchase agreement in January 2024, the criterion to classify the assets to be sold to Regeneron as assets held for sale was met. The $17.7 million of property, plant and equipment and prepaid expenses to be sold to Regeneron were classified as assets held for sale on the Company’s consolidated balance sheets as of March 31, 2024.
As noted above, the Company received an upfront payment of $5.0 million upon closing of the Regeneron Transaction, which occurred on April 1, 2024. Moreover, the termination of the Regeneron Collaboration Agreement (as described in Note 11, Collaborative arrangements and strategic partnerships) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $7.8 million of deferred revenue associated with the Regeneron Collaboration Agreement as part of the Regeneron Transaction. The cash received by the Company combined with the derecognition of the remaining deferred revenue totals $12.8 million and represents the approximate combined fair value of the assets sold to Regeneron under the asset purchase agreement. As such, in the first quarter of 2024, the Company recorded an impairment loss of $5.0 million, disclosed as the “loss on assets held for sale to Regeneron” on the consolidated statements of operations and comprehensive loss. This represents the excess of the carrying value of the assets to be transferred to Regeneron at the time the held for sale criteria was met. Upon the closing of the Regeneron Transaction on April 1, 2024 and the receipt of the $5.0 million upfront payment, the Company derecognized the assets held for sale and the deferred revenue discussed above from its consolidated balance sheets.
In connection with the Regeneron Transaction, the Company entered into transition services agreements with Regeneron, under which the Company provides certain services to Regeneron to help facilitate an orderly transition of the business. In return for these services, Regeneron is required to pay certain agreed upon fees to reimburse the Company for costs incurred, without markup. As of December 31, 2024, $1.4 million of receivables associated with these transition services are included within receivables and other current assets on the Company’s consolidated balance sheets. Income for services provided by the Company to Regeneron is included within other income, net within the consolidated statements of operations and comprehensive loss. Reimbursement for costs incurred, without markup, are netted against operating expenses on the consolidated statements of operations and comprehensive loss.
Novo Asset Purchase Agreement
In June 2024, the Company announced the completion of the Novo Transaction. As consideration, Novo paid the Company upfront consideration of $38.0 million, plus up to an additional $2.0 million that will be held back by Novo for 12 months and may be used to settle certain indemnification claims.
No assets on the Company’s consolidated balance sheet were transferred to Novo as part of the transaction. The termination of the Company’s existing Collaboration and License Agreement with Novo (as described in Note 11, Collaborative arrangements and strategic partnerships) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $11.0 million of deferred revenue associated with the Company’s Novo Collaboration Agreement as part of the Novo Transaction.
In connection with the Novo Transaction, the Company entered into a transition service agreement with Novo under which the Company provided certain services to Novo to help facilitate an orderly transition of the business following the sale. Consideration for these services was included in the initial purchase price and as such, $1.0 million, which represents the fair market value of the services to be performed, was deferred from the gain on the sale and was recognized over the six month term of the transition services agreement, which ended in December 2024.
The $38.0 million cash consideration received by the Company (less the $1.0 million received for transition services to be provided by the Company) combined with the derecognition of the deferred revenue totals $48.0 million and represents the gain on the sale of asset to Novo. This is disclosed as the “gain on sale to Novo”, on the consolidated statements of operations and comprehensive loss. As the Company has elected to use the loss recovery approach to account for contingent consideration receivable, the $2.0 million cash consideration held back by Novo will not be recognized until it is probable of being received.

4.Marketable securities
The following table summarizes the marketable securities held at December 31, 2024 and December 31, 2023 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2024
U.S. government agency securities and treasuries	$67,690	$83	$(9)	$67,764
Corporate bonds	2,011	—	(1)	2,010
Commercial paper	42,607	24	(28)	42,603
Total	$112,308	$107	$(38)	$112,377
December 31, 2023
U.S. government agency securities and treasuries	$101,566	$144	$(85)	$101,625
Commercial paper	45,188	34	—	45,222
Total	$146,754	$178	$(85)	$146,847
No available-for-sale debt securities held as of December 31, 2024 or December 31, 2023 had remaining maturities greater than five years.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2024
U.S. government agency securities and treasuries	$10,720	$(9)	$—	$—	$10,720	$(9)
Corporate bonds	2,010	(1)	—	—	2,010	(1)
Commercial paper	12,825	(28)	—	—	12,825	(28)
Total	$25,555	$(38)	$—	$—	$25,555	$(38)
December 31, 2023
U.S. government agency securities and treasuries	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
Total	$45,850	$(60)	$1,475	$(25)	$47,325	$(85)
As discussed further in Note 8, Leases, the Company maintains letters of credit related to its leases in Cambridge and Seattle. A portion of this collateral is classified as restricted investments and included within restricted investments and other non-current assets on the consolidated balance sheets.
The following table summarizes restricted investments held at December 31, 2024 and December 31, 2023 (in thousands):

	Amortized cost/ cost	Unrealized gains	Unrealized losses	Fair Value
December 31, 2024
U.S. government agency securities and treasuries	$33,845	$45	$(25)	$33,865
Total	$33,845	$45	$(25)	$33,865
December 31, 2023
U.S. government agency securities and treasuries	$33,072	$67	$(365)	$32,774
Total	$33,072	$67	$(365)	$32,774
The following table summarizes restricted investments in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2024
U.S. government agency securities and treasuries	$10,455	$(23)	$996	$(2)	$11,451	$(25)
Total	$10,455	$(23)	$996	$(2)	$11,451	$(25)
December 31, 2023
U.S. government agency securities and treasuries	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)
Total	$3,496	$(4)	$13,266	$(361)	$16,762	$(365)

Accrued interest receivable on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets on the Company’s consolidated balance sheets, totaled $0.9 million and $0.8 million as of December 31, 2024 and 2023, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2024 or 2023.
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2024 and 2023, the balance in the Company’s accumulated other comprehensive income (loss) was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the years ended December 31, 2024 or December 31, 2023.
The Company determined that there was no material change in the credit risk of the above investments for the year ended December 31, 2024. As such, an allowance for credit losses was not recognized. As of December 31, 2024, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

5.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024
Assets:
Cash and cash equivalents	$71,244	$71,244	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	67,764	—	67,764	—
Corporate bonds	2,010	—	2,010	—
Commercial paper	42,603	—	42,603	—
Restricted cash and cash equivalents	1,621	1,621	—	—
Restricted investments	33,864	—	33,864	—
Total assets	$219,106	$72,865	$146,241	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
December 31, 2023
Assets:
Cash and cash equivalents	$74,958	$74,958	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	101,625	—	101,625	—
Commercial paper	45,222	—	45,222	—
Restricted cash and cash equivalents	1,725	1,725	—
Restricted investments	32,774	—	32,774	—
Total assets	$256,304	$76,683	$179,621	$—
Liabilities:
Contingent consideration	$2,415	$—	$—	$2,415
Total liabilities	$2,415	$—	$—	$2,415
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
Contingent consideration payable

In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. During the year-ended December 31, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the consolidated balance sheets to zero.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations that include Level 3 inputs (in thousands):

	Year ended December 31,
	2024	2023
Beginning balance	$2,415	$2,180
Additions	—	—
Changes in fair value	(2,415)	235
Payments	—	—
Ending balance	$—	$2,415
Please refer to Note 9, Commitments and contingencies, for further information.
6.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment and software	$4,965	$6,156
Office equipment	6,330	6,726
Laboratory equipment	4,162	43,209
Leasehold improvements	48,340	58,832
Construction-in-progress	—	138
Total property, plant and equipment	63,797	115,061
Less accumulated depreciation and amortization	(30,038)	(56,911)
Property, plant and equipment, net	$33,759	$58,150
Depreciation and amortization expense related to property, plant and equipment was $6.4 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.
As part of the Regeneron Transaction, the Company transferred fixed assets with a net book value, prior to impairment, of $17.7 million to Regeneron. This consisted of laboratory equipment, leasehold improvements, and software and office equipment with net book values, prior to impairment, of $12.1 million, $5.5 million, and $0.1 million, respectively. For further detail regarding the Regeneron Transaction, please refer to Note 3, Asset Purchase Agreements.

7.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Collaboration costs	$9,378	$5,681
Royalties	5,720	9,702
Employee compensation	4,796	4,639
Clinical and contract research organization costs	458	990
Manufacturing costs	—	1,764
Property, plant, and equipment	—	279
Other	2,320	2,633
Total accrued expenses and other current liabilities	$22,672	$25,688
Accrued royalties decreased as of December 31, 2024 compared to December 31, 2023 due to decreased Abecma royalties owed to sublicensors as a result of lower Abecma net sales year over year. The increase in accrued collaboration research costs is attributable to an increase in the Company’s accrual of amounts due to BMS under the collaboration agreement, which was primarily driven by an inventory reserve charge accrued for by 2seventy in the fourth quarter of 2024. The increase in accrued employee compensation was primarily driven by the timing of the 2023 annual bonus payout, which occurred in December 2023.
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
In October 2021, bluebird bio entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease, pursuant to which bluebird bio's interest in the lease was assigned to the Company. In November 2021, the Company executed a $25.0 million letter of credit related to this lease. Under the assigned and amended lease agreement, the lease term was extended through March 31, 2034 with the 2022 base rent being $90.00 per square foot per year, or $22.8 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Starting April 1, 2026, the base rent will reset to $118.41 per square foot per year, or $30.0 million per year in base rent, subject to scheduled annual rent increases of 3.0% plus certain operating expenses and taxes. Pursuant to a work letter entered into in connection with the 60 Binney Street assignment and amended lease agreement, the landlord agreed to contribute up to an aggregate of $19.1 million toward the cost of tenant improvements for the leased space. As of December 31, 2024, the Company has spent $36.6 million related to the build-out of the drug product manufacturing facility within its Cambridge, Massachusetts headquarters and has received $18.9 million in reimbursements, net of administrative fees.

The Company has classified this lease as an operating lease and recorded a right-of-use asset and lease liability. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.
In connection with the Regeneron Transaction, Regeneron agreed to sublease a portion of the Company’s facilities in Cambridge, Massachusetts. As part of the sublease agreement with Regeneron (the “Subtenant”), the Company agreed to sublease approximately 159,106 square feet of space in Cambridge. The Company remains the primary obligor of the lease. The monthly base rent for the sublease is equal to the rate per square foot paid by the Company, which is subject to annual rent increases.
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
Sublease income from Regeneron will cover a majority of the Company’s future minimum lease commitments under the 60 Binney Street Lease through 2027. Total sublease income for the twelve months ended December 31, 2024 related to the sublease of the Prime Lease was approximately $14.7 million. This income is netted against the Company’s rent expense, which is included within operating expenses in the consolidated statements of operations and comprehensive loss.
Seattle, Washington leases
In July 2018, bluebird bio entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington, which was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. The Company has classified this lease as an operating lease and recorded a right-of-use asset and lease liability at lease commencement.
In September 2019, bluebird bio entered into a second amendment to the lease (the “Second Amendment”), which added approximately 22,188 square feet to the existing space and extended the lease term of the entire premises by 16 months, or until April 2028, with a five-year option to extend the term. Fixed monthly rent for the expanded space will be incurred at a rate of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The execution of the Second Amendment was deemed to be a lease modification representing two separate contracts under ASC 842. One contract is related to a new right-of-use for the expanded 22,188 square feet of space, for which an additional right-of-use asset and lease liability was recognized upon lease commencement, and the other is related to the modification of term for the original 36,126 square feet of space. The original Seattle lease and the related amendments were assigned to the Company in connection with the separation. In November 2021, the Company executed a $5.0 million letter of credit related to this lease.
In September 2020, bluebird bio entered into a sublease agreement (the “2020 Seattle Sublease Agreement”) for the 22,188 square feet added under the Second Amendment at a fixed monthly rent of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The sublease term will continue through April 2028. The sublease was assigned to the Company in connection with the separation.
In connection with the Regeneron Transaction, Regeneron agreed to fully sublease the remainder of the Company’s facilities in Seattle (the “Regeneron Seattle Sublease”), which is approximately 36,126 square feet of space. The Company remains the primary obligor of the lease and the monthly base rent for the sublease is equal to the rate per square foot paid by the Company, which is subject to annual rent increases.
Sublease income from the 2020 Seattle Sublease and the Regeneron Seattle Sublease will cover all of the Company’s future minimum lease commitments under the Seattle head lease. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the head lease. The head lease and the 2020 Seattle Sublease are accounted for as two separate contracts with the income from the sublease presented as other income, separately from the lease expense on the head lease. Income related to the Regeneron sublease is netted against the Company’s rent expense, which is included within operating expenses in the consolidated statements of operations and comprehensive loss. Total sublease income for the twelve months ended December 31, 2024 related to the sublease of the Seattle lease was approximately $3.2 million.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Lease cost (1)(2)
Operating lease cost	$31,441	$32,636
Total lease cost	$31,441	$32,636

Other information
Operating cash flows used for operating leases(3)	$28,750	$27,927
Weighted average remaining lease term	8.9 years	9.9 years
Weighted average discount rate	5.49%	5.48%
________________
(1)Short-term lease costs incurred by the Company for the twelve months ended December 31, 2024 and 2023 were immaterial.
(2)Lease costs exclude total sublease income received from Regeneron of $16.5 million.
(3)Operating cash flows used for operating leases excludes sublease payments received from Regeneron of $14.8 million.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, net of Regeneron sublease income discussed above and including additional variable costs for utilities, parking, maintenance, and real estate taxes that are not included within lease costs in the table above, was $18.2 million and $43.4 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2024
2025	$29,498
2026	32,920
2027	35,086
2028	33,125
2029 and thereafter	182,171
Total lease payments	312,800
Less: imputed interest	(69,083)
Total operating lease liabilities	$243,717
As discussed above, in connection with the Regeneron Transaction, Regeneron agreed to sublease the Company’s facilities in Seattle, Washington for the remaining term of the lease and a portion of the Company’s facilities in Cambridge, Massachusetts through at least March 2028. The expected sublease income will cover all future minimum commitments for the Company’s facility in Seattle, Washington and a majority of the future minimum commitments through 2027 for the Company’s facilities in Cambridge, Massachusetts.
9.    Commitments and contingencies
Lease commitments

The Company leases certain office and laboratory space in Cambridge, MA and Seattle, WA. Refer to Note 8, Leases, for further information on the terms of these lease agreements. In connection with the Regeneron Transaction, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts.
Contingent milestone and royalty payments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not attributed to the Company, bluebird bio entered into a sublicense with the Company, which may require future milestone and/or royalty payments. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and Novo and Note 12, Royalty and other revenue, for further information on license agreements.
Based on the Company's development plans as of December 31, 2024, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 11, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
Contingent consideration related to business combinations
On June 30, 2014, bluebird bio acquired Pregenen. All assets and liabilities related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were attributed to the Company in connection with the separation. The Company may be required to make up to an additional $99.9 million in remaining future contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. As of December 31, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the consolidated balance sheets to zero. Please refer to Note 5, Fair value measurements, for further information.
Other purchase commitments
Additionally, 2seventy bio was party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction. As a result, no purchase commitments remain as of December 31, 2024.
Contingent liabilities
As of December 31, 2024, the Company has recorded a contingent liability under its collaboration with BMS related to a charge to write-down excess vector inventory used in the manufacture of Abecma. As of the date of this report, there is uncertainty around the final amount of the write-down charge the Company will owe to BMS as the parties are not aligned on the portion of the charge attributed to the U.S. under the collaboration arrangement. As such, the Company has determined there to be a range of possible unfavorable outcomes with a low end of $11.8 million and a high end of $26.3 million. In accordance with ASC 450, Contingencies, as no amount within the range of loss is a better estimate than any other amount, the Company has accrued for the minimum amount in the range, which is included within accrued expenses and other current liabilities on the consolidated balance sheets. As noted in Note 20, Subsequent events, on March 10, 2025, the Company and BMS entered into an agreement and plan of merger pursuant to which BMS will acquire all the issued and outstanding shares of common stock of the Company. This transaction is expected to close in the second quarter of 2025. Upon close, the contingent liability recorded above will no longer be relevant as the Company will become a wholly owned subsidiary of BMS.
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
10.    Stockholders’ equity
The Company is authorized to issue 200.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2024, the Company had 51.6 million shares of common stock issued and outstanding. As of December 31, 2023, the Company had 50.6 million shares of common stock issued and outstanding.
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
The Company is authorized to issue 10.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2024 and 2023, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2024	2023
Options to purchase common stock (1)	3,915	3,678
Restricted stock units	3,519	2,239
2021 Stock Option and Incentive Plan	1,016	871
2021 Employee Stock Purchase Plan	702	552
Pre-funded warrants to purchase common stock	758	758
	9,910	8,098
(1)Outstanding stock options include awards outstanding to employees of bluebird bio.
11.    Collaborative arrangements and strategic partnerships
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from collaboration arrangements with BMS, Regeneron, and Novo, each as further described below. Concurrent with the closings of the Regeneron Transaction and the Novo Transaction, the Regeneron Collaboration Agreement and the Novo Collaboration Agreement were terminated (respectively) with certain provisions surviving, as further described below.
Bristol Myers Squibb
The Company and BMS are party to the BMS Collaboration Agreement, several amendments to the BMS Collaboration Agreement, license agreements, and the Ide-cel CCPS. Refer to the 2023 Annual Report on 10-K for historical information regarding these agreements, including prior accounting analyses and conclusions that are no longer relevant to the financial information presented in these consolidated financial statements.
Abecma
Under the Ide-cel CCPS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States (marketed as Abecma). The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The calculation of collaborative activity to be recognized for joint Abecma efforts in the United States is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the Amended Ide-Cel CCPS are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e., commercial sales of Abecma by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's consolidated statements of operations and comprehensive loss.

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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the years ended December 31, 2024 and 2023 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive loss as described below.

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$(1,975)	$3,549	$9,617	$(4,494)	$6,697
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	745	815	1,067	1,171	3,798
Collaborative arrangement revenue (1)	$—	$4,364	$10,684	$—	$15,048
Share of collaboration loss (1)	$(1,230)	$—	$—	$(3,323)	$(4,553)

	Three months ended				Year ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$21,581	$23,272	$(582)	$1,366	$45,637
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,380	1,271	1,118	604	4,373
Collaborative arrangement revenue (1)	$22,961	$24,543	$536	$1,970	$50,010
Share of collaboration loss (1)	$—	$—	$—	$—	$—
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period. Collaborative arrangement revenue net of share of collaboration loss was $10.5 million and $50.0 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for each quarter during the years ended December 31, 2024 and 2023 (in thousands):

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2024	June 30, 2024	September 30. 2024	December 31, 2024	December 31, 2024
2seventy's obligation for its share of BMS research and development expenses	$(6,963)	$(8,625)	$(8,225)	$(8,678)	$(32,491)
Reimbursement from BMS for 2seventy research and development expenses	224	192	57	15	488
Net R&D expense (1)	$(6,739)	$(8,433)	$(8,168)	$(8,663)	$(32,003)

	Three months ended				Year ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2023	June 30, 2023	September 30. 2023	December 31, 2023	December 31, 2023
2seventy's obligation for its share of BMS research and development expenses	$(9,461)	$(7,195)	$(6,980)	$(7,237)	$(30,873)
Reimbursement from BMS for 2seventy research and development expenses	4,590	1,543	860	151	7,144
Net R&D expense (1)	$(4,871)	$(5,652)	$(6,120)	$(7,086)	$(23,729)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the years ended December 31, 2024 and 2023 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive loss:

	For the years ended December 31,
	2024	2023
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$10,611	$14,751
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

One-time restructuring expenses
For the year ended December 31, 2024, the Company recognized one-time expense of $5.7 million representing its share of costs associated with BMS’ early exit from a commercial manufacturing and supply agreement as a result of its transition to the use of suspension lentiviral vector in the manufacturing of Abecma. These costs are included in restructuring expenses on the consolidated statements of operations and comprehensive loss.
Excess inventory write-off
As of December 31, 2024, the Company and BMS performed an analysis of Abecma vector inventory on-hand and determined it was necessary to write-down excess vector inventory expected to expire prior to being used in the production of Abecma. This determination required estimation by management and BMS of future expected inventory requirements based on sales forecasts, as well as anticipated expiration dates based on current and projected stability data. If actual market conditions are less favorable than those projected by management and BMS, additional inventory write-downs may be required.
As noted in Note 9, Commitments and contingencies, there is uncertainty around the final amount of the inventory write-down charge the Company will owe to BMS as the parties disagree on the portion of the charge attributed to the U.S. under the collaboration arrangement. Refer to Note 9 for additional details. The Company recorded the $11.8 million contingent liability in the fourth quarter of 2024, as part of the Company’s share of collaboration loss for the period.

Regeneron
Upon closing of the Regeneron Transaction, on April 1, 2024, the Regeneron Collaboration Agreement described below was terminated, with certain provisions surviving. Please refer to Note 3, Asset Purchase Agreements for further information regarding the accounting treatment for the termination.
Regeneron Collaboration Agreement
In August 2018, bluebird bio entered into the “Regeneron Collaboration Agreement with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. For additional information on the historical terms of this agreement, refer to the Company’s 2023 Annual Report on 10-K.
First Amendment to the Regeneron Collaboration Agreement
In January 2023, 2seventy bio and Regeneron announced an amendment to the Regeneron Collaboration Agreement (the “Amendment”), to amend and extend their current agreement, applying their respective technology platforms to the discovery, development and commercialization of novel immune cell therapies for cancer. Under the Amendment, the parties identified four research targets to advance the next stage of research therapies. The parties continued sharing costs for these activities in a manner largely consistent with the existing agreement, with Regeneron covering 75% of eligible late-stage research costs to study combinations and 100% of the costs for the arms of clinical studies that included Regeneron agents through regulatory approval of two of the four targets. For other programs, cost-sharing followed the existing 50/50 cost sharing agreement.
Additionally, Regeneron was to make one-time milestone payments for each of the first Clinical Candidate directed to MUC-16 and the first Clinical Candidate directed to a selected early stage research target to achieve the applicable milestones. Clinical Candidate milestone events and payments included:
•$2.0 million payment from Regeneron for Development Candidate Nomination;
•$3.0 million payment from Regeneron for IND Acceptance; and
•$5.0 million payment from Regeneron for the earlier of (i) last patient dosed with a Monotherapy Regimen and (ii) dosing of the 10th patient in a Clinical Trial included in an Approved Research/ Development Plan.
The Development Candidate Nomination for MUC-16 had already occurred and the corresponding milestone payment became due in the first quarter of 2024 upon the achievement of the Clinical Candidate milestone event (IND Acceptance) for MUC-16. The first milestone for MUC-16 was reduced to $1.0 million, in accordance with the terms of the first amendment, and the Company was paid a total of $4.0 million for the first two milestones related to MUC-16 during the year-ended December 31, 2024. This milestone payment is discussed further below.
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
Accounting analysis
Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion on accounting analysis and conclusions reached related to the 2018 Regeneron Collaboration Agreement.
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
Consistent with the original Regeneron Collaboration Agreement, the Company assessed whether the joint research activities under the Amendment fell within the scope of ASC 808 and reassessed this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the amended arrangement as outlined above, for the collaboration research performed prior to submission of an IND application for a potential gene therapy product, both parties continued to be active participants in the collaboration. Both parties continued to perform research and development activities and shared in these costs through IND submission. Additionally, Regeneron and the Company continued to be exposed to significant risks and rewards dependent on the commercial success of any product candidates that may result from the collaboration. As such, the collaboration arrangement was deemed to be within the scope of ASC 808. The Company continues to apply ASC 606 by analogy to determine the measurement and recognition of the consideration received from Regeneron.
The Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amendment. The Company concluded the four targets outlined in the joint research activities within the Amendment were now four distinct performance obligations. Based on this, the Company treated the modification as a termination of the existing contract and a creation of a new contract. The remaining premium of $1.1 million that had not been recognized as of December 31, 2022 was allocated with the $10.1 million premium attributed to joint research activities from the Amendment, for a total of $11.2 million. This amount was recognized through the filing of IND for each individual target, allocated among the four distinct performance obligations based on the stand-alone selling price of each target performance obligation. Future milestones continued to be fully constrained until such time as the achievement of such milestones were considered probable.
The Company concluded that it continued to satisfy its obligations over-time as Regeneron received the benefit of the research activities as the activities were performed. The Company determined the most appropriate method to track progress towards completion of the four performance obligations was an input method that was based on costs incurred. There were significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the collaboration with Regeneron. These estimates and assumptions included a number of objective and subjective factors, including the likelihood that a target would be successfully developed through its IND filing and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study. Any changes to these estimates would be recognized in the period in which they change as a cumulative catch-up.
As noted, the four targets represented four distinct performance obligations and as such, the Company had allocated the total transaction price of $11.2 million among the four performance obligations based on the stand-alone selling price of each target.
As of December 31, 2024, as the Regeneron Collaboration Agreement was terminated concurrently with the closing of the Regeneron Transaction, there is no unsatisfied portion of the transaction price remaining and there is no remaining deferred revenue. The remaining deferred revenue amount of $7.8 million as of April 1, 2024, was derecognized as part of the Regeneron Transaction. Refer to Note 3, Asset Purchase Agreements, for further detail.

As discussed above, during the first quarter of 2024, the Company received a milestone payment of $4.0 million from Regeneron relating to IND acceptance for the MUC-16 target. As the filing of IND for the target was complete, the performance obligation relating to the target was satisfied and under ASC 606, the Company recognized the full $4.0 million as service revenue in the first quarter of 2024.
The Regeneron Collaboration Agreement terminated concurrently with the closing of the Regeneron Transaction, and as such the Company did not recognize revenue in the second half of 2024. For the twelve months ended December 31, 2024, the Company recognized $4.7 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement relating to the first quarter of 2024. For the twelve months ended December 31, 2023, the Company recognized $21.6 million of collaborative arrangement revenue.
JW Therapeutics
Please refer to Note 3, Asset Purchase Agreements, for further information on the terms of the Regeneron Transaction. Upon closing of the Regeneron Transaction on April 1, 2024, this program was assumed by Regeneron, including all upfront milestone and royalty payments to be made by JW (Cayman) Therapeutics Co., Ltd. (“JW”), if any.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the Initial Product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector, consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. The agreement with JW was assumed by Regeneron as a part of the Regeneron Transaction. As of December 31, 2024, no unsatisfied portion of the variable consideration for the reimbursement of vector supply remains.
Novo

Upon the closing of an asset purchase agreement with Novo in June 2024, the Collaboration and License Agreement with Novo was terminated, with certain provisions surviving. Please refer to Note 3, Asset Purchase Agreements, for further information regarding the accounting treatment for the termination.
Novo Collaboration and License Agreement
In December 2021, the Company entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”) with Novo Nordisk A/S (“Novo”) for the discovery, development, and commercialization of a potential new gene therapy in hemophilia A. For additional information on the historical terms of this agreement and the related accounting analysis, refer to the Company’s 2023 Annual Report on 10-K.
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo could elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company was responsible in making a $9.0 million payment to such third party. Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the $9.0 million payment by the Company to such third party. The remaining $6.0 million of the $15.0 million proof of concept milestone was allocated to the material right alongside a $5.0 million upfront payment. Prior to the Novo Transaction, the total $11.0 million is included in deferred revenue, current portion. This amount was derecognized as part of the accounting for the Novo Transaction. Please refer to Note 3, Asset Purchase Agreements, for further detail.
Revenue associated with the research and development performance obligation were recognized as services were provided and costs were incurred. For the twelve months ended December 31, 2024, the Company recognized $3.5 million of service revenue under this agreement, relating to work completed during the first half of 2024. For the year ended December 31, 2023, the Company recognized $5.8 million of service revenue under this agreement. The collaboration terminated following the signing of the asset purchase agreement with Novo in June 2024. Refer to Note 3, Asset Purchase Agreements, for further details.
12.    Royalty and other revenue
In May 2020, bluebird bio entered into a non-exclusive license agreement with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. The agreement was assumed by the Company in connection with the separation. Royalty revenue recognized from sales of lisocabtagene maraleucel is included within royalty and other revenue in the consolidated statement of operations and comprehensive loss. As of August 24, 2023, the royalty term of this license agreement ended, and the Company will no longer receive royalties from sales of lisocabtagene maraleucel.
The Company recognized no royalty and other revenue for the year ended December 31, 2024 and $4.6 million of royalty and other revenue in the year ended December 31, 2023.
13.     Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2024			2023
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
In-licensed rights	$8,500	$(2,615)	$5,885	$8,500	$(1,906)	$6,594
Developed technology	—	—	—	30,100	(30,100)	—
Total	$8,500	$(2,615)	$5,885	$38,600	$(32,006)	$6,594
Amortization expense for intangible assets was $0.7 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

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
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2024
2025	$708
2026	708
2027	708
2028	708
2029	708
2030 and thereafter	2,345
Total	$5,885
14.     Stock-based compensation
The Company’s employees have historically participated in bluebird bio’s various stock-based compensation plans.
In connection with 2seventy’s separation from bluebird bio on November 4, 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the Employee Matters Agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution. Refer to the Company’s 2023 Annual Report on Form 10-K for additional detail related to the distribution.
The Company has incurred compensation costs related to bluebird bio equity awards held by its employees but has not incurred compensation cost related to bluebird employees holding equity awards in 2seventy.
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
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $12.2 million and $32.2 million during the years ended December 31, 2024 and 2023, respectively. The decrease in stock-based compensation expense is primarily the result of the Regeneron Transaction, under which a significant number of 2seventy employees became Regeneron employees upon closing, thus forfeiting their outstanding 2seventy equity awards.
Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	$4,528	$11,217
Restricted stock units	7,520	20,607
Employee stock purchase plan and other	102	335
	$12,150	$32,159

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,070	$12,508
Selling, general and administrative	9,043	19,651
Restructuring expenses	1,037	—
	$12,150	$32,159
As of December 31, 2024, the Company had $10.8 million, $15.4 million, and $0.0 million of unrecognized compensation expense related to unvested stock options, RSUs, and PRSUs, respectively, that is expected to be recognized over a weighted-average period of 2.2 years, 1.7 years, and 0.0 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2024	2023
Expected volatility	85.8%	80.9%
Expected term (in years)	6	5.9
Risk-free interest rate	4.1%	4.2%
Expected dividend yield	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2023	3,479	$22.88
Granted	1,752	$4.28
Exercised	(6)	$3.97
Cancelled or forfeited	(1,458)	$14.62
Outstanding at December 31, 2024	3,767	$14.50	8.12	$2
Exercisable at December 31, 2024	1,438	$27.53	7.07	$—
Vested and expected to vest at December 31, 2024	3,767	$14.50	8.12	$2
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2024.

Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans for 2seventy employees:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2023	2,231	$14.54
Granted	2,834	4.11
Vested	(860)	13.88
Forfeited	(686)	11.70
Unvested balance at December 31, 2024	3,519	$6.92

The intrinsic value of RSUs vested during the year ended December 31, 2024 was $3.7 million.
On February 1, 2021, the Company’s former CEO was granted 27,000 PRSUs by bluebird bio. Each PRSU related to one share of common stock of bluebird bio. The number of PRSUs earned and vested would be determined based on bluebird bio’s total shareholder return (“TSR”) compared against the median TSR of a peer group over the performance period January 1, 2021 through December 31, 2023. Upon spin-off, the PRSUs were converted to 17,387 2seventy PRSUs. The TSR was kept whole by treating the value of bluebird bio at spin as a dividend that is reinvested into 2seventy stock. For the year ended December 31, 2023, the Company recognized $0.6 million of expense, respectively, related to the PRSUs. As of December 31, 2023, all expense related to the PRSUs had been recognized. Based on the comparison of bluebird bio’s TSR from January 1, 2021 to the spin-off date and 2seventy’s TSR from the spin-off date to December 31, 2023 to the median TSR of the peer group, the number of PRSUs earned and vested during the performance period was determined to be zero.
Employee Stock Purchase Plan
In October 2021, the Company’s board of directors adopted its 2021 Employee Stock Purchase Plan (“2021 ESPP”), which was subsequently approved by bluebird bio, then its sole stockholder. The 2021 ESPP became effective on October 17, 2021, the day immediately prior to the effectiveness of the Company’s Registration Statement on Form 10. The 2021 ESPP authorizes the initial issuance of a specified number of shares of the Company’s common stock to participating employees. During each of the years ended December 31, 2024 and December 31, 2023, less than 0.1 million shares and 0.1 million shares of common stock were issued under the 2021 ESPP, respectively.
15.     Corporate restructuring
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
In connection with the Restructuring Plan, the Company incurred $8.6 million of one-time costs relating to severance and retention packages and related benefits. These costs were recognized in the third quarter of 2023, in accordance with ASC 420, Exit and Disposal Activities, and are included in Restructuring expenses in the consolidated statement of operations and comprehensive loss. All payments associated with the plan have been made and no accrued costs remain as of December 31, 2024.
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
In connection with the 2024 Restructuring Plan, the Company expects to incur approximately $6.6 million of costs for severance and related benefits and stock-based compensation expense. These costs will be recognized through March 2025, and are disclosed as restructuring expenses on the consolidated statements of operations and comprehensive loss. The table below summarizes the expenses recognized and expected to be recognized under the 2024 Restructuring Plan as of December 31, 2024:

	Expense recognized for the twelve months ended December 31, 2024	Total expense expected to be recognized
Cash-related restructuring expenses:
Severance and related benefits	$5,547	$5,582
Non-cash expenses:
Stock-based compensation expense	1,037	1,037
Total restructuring expenses	$6,584	$6,619
The following table summarizes the cash-related restructuring accrued liabilities activity recorded in connection with the 2024 Restructuring Plan for the twelve months ended December 31, 2024:

For the twelve months ended December 31, 2024
Beginning balance at January 1, 2024	$—
Cash-related expenses recognized	5,548
Cash-related expenses paid	(4,943)
Reversal of excess accrual	—
Remaining accrual at December 31, 2024 (1)	$605
(1)This balance is included within accrued expenses and other current liabilities on the consolidated balance sheets.
16.     401(k) Savings plan
Upon spin-off from bluebird bio in 2021, 2seventy bio established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“2seventy 401(k) Plan”), which covers all employees who meet defined minimum age and service requirements, including those who became employees of the Company, and allows participants to defer a portion of their annual compensation on a pretax basis. Expense related to the 2seventy 401(k) Plans for 2seventy employees totaled $1.3 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

17.     Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$(57,247)	$(217,570)
Foreign	—	—
Total	$(57,247)	$(217,570)
The Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.
For the years ended December 31, 2024 and 2023, the Company did not recognize any income tax expense (benefit) as the Company was subject to a full valuation allowance. A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.4%	6.0%
Permanent differences	—%	(0.2)%
Goodwill	—%	(1.2)%
Stock-based compensation	(9.9)%	(9.2)%
Research and development credit	2.4%	5.3%
Officer compensation limitation	1.2%	4.0%
Uncertain tax positions	(0.1)%	(0.4)%
Other	(2.3)%	0.7%
Change in tax rate	6.2%	(1.8)%
Change in valuation allowance	(25.9)%	(24.2)%
Effective income tax rate (expense) benefit	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$61,734	$38,685
Tax credit carryforwards (federal and state)	26,461	24,933
Capitalized license fees and research and development expenses	9,496	10,562
Deferred revenue	—	5,015
Stock-based compensation	9,103	11,834
Lease liabilities	64,960	67,222
Accruals and other	1,056	2,336
Capitalized research and development expenses	84,082	88,721
Total deferred tax assets	256,892	249,308
Right-of-use assets	(54,412)	(57,087)
Fixed assets	(6,924)	(11,499)
Less: valuation allowance	(195,556)	(180,722)
Net deferred taxes	$—	$—
As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $228.0 million, which may be available to offset future income tax liabilities and which will carryforward indefinitely. As of December 31, 2024, the Company also had U.S. state net operating loss carryforwards of approximately $224.9 million, which may be available to offset future income tax liabilities and expire at various dates through 2044.
As of December 31, 2024, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $21.1 million, available to reduce future tax liabilities which expire at various dates through 2044. As of December 31, 2024, the Company also had U.S. state research and development carryforwards of approximately $9.3 million, which may be available to offset future income tax liabilities and expire at various dates through 2039. An analysis of the U.S. research and development and orphan drug credits has not yet been completed. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
As of December 31, 2024, the Company is open to examination in the Internal Revenue Service and certain state tax authorities for all of the Company’s tax years. The Company is in a position where net operating losses my potentially be utilized in future years to reduce taxable income. Although net operating loss and tax credit carryforwards generated prior to 2024 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. Since the Company is in a loss carryforward position, it is generally subject to examination by the Internal Revenue Service and certain state tax authorities for all tax years in which a loss carryforward is available.
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
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. With respect to the period from separation through December 31, 2024, the valuation allowance increased on a net basis by approximately $14.8 million primarily due to capitalization of R&D expenses and current year losses generated.
On December 22, 2017, the Tax Cuts and Jobs Act (“The TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead, and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $36.0 million of research and development expenses for the year ended December 31, 2024.
The Company has no history of tax audits on a standalone basis and will regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2022	$749
Increases (decreases) for tax positions related to current period	1,051
Balance as of December 31, 2023	1,800
Increases (decreases) for tax positions related to current period	112
Balance as of December 31, 2024	$1,912

The unrecognized tax benefits at December 31, 2024 are not material and, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the year ended December 31, 2024, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

18.     Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2024	2023
Outstanding stock options (1)	3,915	3,678
Restricted stock units	3,519	2,239
Employee Stock Purchase Plan	10	81
	7,444	5,998
(1)Outstanding stock options include awards outstanding to employees of bluebird bio.
19.     Segment Reporting
The Company, together with its wholly-owned subsidiaries, is a cell therapy company focused on the, development and commercialization of transformative treatments for cancer. The Company operates in a single segment, focusing on developing and commercializing potentially transformative treatments for cancer. The Company’s reportable segment derives its revenues from its collaboration arrangement with BMS under which it is jointly developing and commercializing Abecma in the United States. The Company’s Chief Executive Officer (“CEO”) is its chief operating decision maker (“CODM”) responsible for managing and allocating resources for the Company at a consolidated level. The Company’s accounting policies associated with segment information are described in Note 2, Summary of significant accounting policies and basis of presentation, to the consolidated financial statements.
The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). The CODM uses consolidated net income (loss) to assess the segment’s overall performance, with specific focus on the segment revenue and expenses associated with the Company’s collaboration with BMS for Abecma. Following the adoption of ASU 2023-07, the Company is required to disclose significant segment expenses that are regularly provided to the CODM. The table below includes information about the Company’s segment, including segment expenses, and a reconciliation to net income (loss).

	Year ended December 31,
	2024	2023
Revenue:
Abecma collaboration revenue (1)	$15,048	$50,010
Other revenue (2)	22,814	50,377
Total revenue:	37,862	100,387
Operating expenses:
Abecma net research and development (1)	32,003	23,729
Abecma cost of manufacturing	18,010	14,819
Abecma share of collaboration loss (1)	4,553	—
Other research and development (3)	28,445	148,517
Net rent expense	15,547	43,427
Infrastructure and support functions	26,639	42,054
Restructuring costs	12,303	8,614
Other segment expenses (4)	15,791	56,835
Non-operating expenses:
Interest income, net	10,874	12,413
Other income	4,347	7,625
Gain/loss on sale of assets	42,961	—
Income tax expense	—	—
Segment and consolidated net loss	$(57,247)	$(217,570)
(1)Refer to Note 11, Collaborative arrangements and strategic partnerships, for the individual components of these amounts reviewed by the CODM in conjunction with the information above.
(2)Refer to Note 11, Collaborative arrangements and strategic partnerships, for more information on other revenue recognized under the Company’s collaborations with Regeneron and Novo, both of which terminated during 2024 upon the closing of Regeneron and Novo Transactions, respectively.
(3)Consists of pipeline spend incurred in the first half of 2024 prior to the close of the Regeneron and Novo transactions.
(4)Other segment expenses include cost of royalty and other revenue, change in fair value of contingent consideration, goodwill impairment charge, depreciation and amortization, and stock-based compensation expense.
20.     Subsequent events
On March 10, 2025, the Company, BMS, and Daybreak Merger Sub Inc., a wholly owned subsidiary of BMS (“Merger Sub”), entered into an Agreement and Plan of Merger (the “BMS Merger Agreement”). Pursuant to the BMS Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (“Company Common Stock”), at a price per share of $5.00, without interest and subject to any withholding of taxes required by applicable law. The Offer will initially expire at one minute after 11:59 p.m. Eastern Time on the date that is 20 business days following the commencement of the Offer, subject to extension under certain circumstances.
Merger Sub’s obligation to accept for payment shares of Company Common Stock validly tendered pursuant to the Offer is subject to the satisfaction or waiver, to the extent permitted under applicable legal requirements, of certain conditions set forth in the BMS Merger Agreement, including that (i) there shall have been validly tendered and not validly withdrawn at or prior to the expiration of the Offer that number of shares of Company Common Stock that, considered together with all other shares of Company Common Stock beneficially owned by BMS and its controlled affiliates, represent one more than 50% of the total number of shares of Company Common Stock issued and outstanding at the time of expiration of the Offer; (ii) any consent, approval or clearance with respect to, or terminations or expiration of any applicable mandatory waiting period (and any extensions thereof) applicable to the Offer or the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have been received or expired or been terminated; (iii) no order or injunction preventing the consummation of the Offer or the Merger (as defined below) shall have been issued by any governmental entity of competent jurisdiction, and there shall have been no law in effect enacted by a governmental entity of competent jurisdiction making consummation of the Offer or the Merger illegal; (iv) the representations and warranties of the Company contained in the BMS Merger Agreement shall be true and correct, subject to customary materiality thresholds and exceptions; (v) the Company shall have performed or complied in all material respects with its obligations or covenants contained in the BMS Merger Agreement; (vi) since the date of the BMS Merger Agreement there shall not have occurred a Company Material Adverse Effect (as defined in the BMS Merger Agreement); and (vii) other customary conditions.
Following the consummation of the Offer, upon the terms and subject to the conditions set forth in the BMS Merger Agreement, and in accordance with the DGCL, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of BMS (the “Merger”). The Merger will be governed by Section 251(h) of the DGCL, with no stockholder vote required in order to consummate the Merger. The closing of the transaction is expected to occur in the second quarter of 2025.
Pursuant to the BMS Merger Agreement, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of any holder of shares of Company Common Stock, each share of Company Common Stock (other than shares of Company Common Stock (a) held in the treasury of the Company, (b) that as of immediately prior to the Effective Time were owned by BMS or Merger Sub or any of their direct or indirect subsidiaries, (c) irrevocably accepted for payment in the Offer, or (d) with respect to which the holders thereof have properly exercised and perfected demands for appraisal in accordance with Section 262 of the DGCL) will be automatically cancelled and converted into the right to receive $5.00 in cash, without interest (the “Merger Consideration”).
In addition, immediately prior to the Effective Time, by virtue of the Merger and without any action on the part of any holder thereof, (i) each option to purchase shares of Company Common Stock (a “Company Option”), whether vested or unvested, that is outstanding and unexercised and has a per share exercise price that is less than the Merger Consideration shall fully vest, be cancelled and automatically converted into the right to receive for each share of Company Common Stock underlying such Company Option, subject to deduction for any required withholding for applicable taxes, an amount in cash from BMS or the surviving corporation equal to the excess of the Merger Consideration over the per share exercise price of such Company Option, (ii) each Company Option, whether vested or unvested, that is outstanding and unexercised and has a per share exercise price that is equal to or greater than the Merger Consideration shall be automatically cancelled for no consideration and (iii) each outstanding and unsettled restricted stock unit award with respect to shares of Company Common Stock (a “Company RSU”) that is outstanding, whether vested or unvested, shall fully vest, be cancelled and automatically converted into the right to receive, subject to deduction for any required withholding for applicable taxes, an amount in cash from BMS or the surviving corporation equal to the number of shares of Company Common Stock underlying such Company RSU multiplied by the Merger Consideration.
Further, as of the Effective Time, each of the pre-funded warrants to purchase shares of Company Common Stock issued by the Company pursuant to that certain Assumption Agreement dated November 3, 2021, between the Company and bluebird bio, Inc. (a “Company Pre-Funded Warrant”) that is outstanding and unexercised shall, in accordance with its terms, automatically and without any required action on the part of the holder thereof, cease to represent a warrant exercisable for shares of Company Common Stock and shall receive an amount of cash equal to the product of (a) the aggregate number of shares of Company Common Stock underlying such Company Pre-Funded Warrant, after taking into account such Company Pre-Funded Warrant’s “cashless exercise” provisions, and (b) the Merger Consideration, without interest and subject to deduction for any required withholding for applicable taxes.

The BMS Merger Agreement includes customary representations, warranties and covenants of the Company, BMS and Merger Sub for a transaction of this nature, including covenants regarding the operation of the Company’s business prior to the Effective Time.
The Company has agreed to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding acquisition proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited bona fide written Acquisition Proposal (as such term is defined in the BMS Merger Agreement) that the board of directors of the Company (the “Company Board”) has determined constitutes or would reasonably be expected to lead to a Superior Proposal (as such term is defined in the BMS Merger Agreement) and that the failure to take such action would be inconsistent with the Company Board’s fiduciary obligations to the Company’s stockholders under applicable law.
The BMS Merger Agreement also provides that, in connection with the termination of the BMS Merger Agreement under certain specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal, the Company will be required to pay BMS a termination fee in the amount of $10.0 million.
The foregoing description of the BMS Merger Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the BMS Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
2.1***
Agreement and Plan of Merger, dated as of March 10, 2025, by and among Bristol-Myers Squibb Company, Daybreak Merger Sub Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 11, 2015.

3.1	Amended and Restated Certificate of Incorporation of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 4, 2021).
3.2	Amended and Restated Bylaws of 2seventy bio, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 16, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 4, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 22, 2022).
10.1#	2seventy bio, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Form S-8 filed on November 1, 2021).
10.2#	2seventy bio, Inc. 2021 Stock Option and Incentive Plan, and forms of award agreement thereunder (incorporated by reference to Exhibit 99.1 to Form S-8 filed on November 1, 2021).
10.3#	2seventy bio, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 22, 2022).
10.4	2seventy bio, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on March 22, 2022).
10.5#	Form of Indemnification Agreement between 2seventy bio, Inc. and individual directors (incorporated by reference to Exhibit 10.6 to Form 10 filed on October 8, 2021).
10.6†	Lease, dated September 21, 2015, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.22 to Form 10 filed on October 8, 2021).
10.7	First Amendment to Lease, dated June 21, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.23 to Form 10 filed on October 8, 2021).
10.8	Second Amendment to Lease, dated November 14, 2016, by and between bluebird bio, Inc. and ARE-MA Region No. 40 LLC (incorporated by reference to Exhibit 10.24 to Form 10 filed on October 8, 2021).
10.9†
Patent License Agreement, dated August 31, 2015, by and between bluebird bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2022).

10.10†
Amendment to License Agreement, dated April 25, 2022, by and between 2seventy bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 12, 2022).

10.11†
Second Amendment to License Agreement, dated January 16, 2024, by and between 2seventy bio, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 7, 2024).

10.12
Form of Registration Rights Agreement, dated March 15, 2022, by and between 2seventy bio, Inc. and purchasers in the March 2022 private placement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2022).

10.13†
Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation, dated February 16, 2016 (incorporated by reference to Exhibit 10.14 to Form 10 filed on October 8, 2021).

10.14†
Second Amended and Restated License Agreement by and between bluebird bio, Inc. and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020 (incorporated by reference to Exhibit 10.15 to Form 10 filed on October 8, 2021).

10.15†	License Agreement, dated August 13, 2014, by and between bluebird bio, Inc. and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on March 22, 2022).
10.16†
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

10.17
Tax Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2021).

10.18
Intellectual Property License Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 4, 2021).

10.19
Employee Matters Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 4, 2021).

10.20
Transition Services Agreement, dated as of November 3, 2021, by and between bluebird bio, Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 4, 2021).

10.21
Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and bluebird bio, Inc. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on November 4, 2021).

10.22
Second Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, between 2seventy bio, Inc., Celgene Corporation and Celgene Investment Company LLC, dated June 23, 2023 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 14, 2023).

10.23†
Asset Purchase Agreement between 2seventy bio, Inc. and Regeneron Pharmaceuticals, Inc., dated as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on March 31, 2024).

10.24#
Amended and Restated Transitional Services Agreement between 2seventy bio, Inc. and Nick Leschly, dated as of March 29, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2024).

10.25*#	Executive Employment Agreement between 2seventy bio, Inc. and William Baird, dated as of January 6, 2025.
10.26*#	Executive Employment Agreement between 2seventy bio, Inc. and Victoria Eatwell, dated as of January 6, 2025.
10.27*#	Executive Employment Agreement between 2seventy bio, Inc. and Jessica Snow, dates as of January 6, 2025.
10.28*#	Release and Equity Agreement, by and between 2seventy bio, Inc. and Philip Gregory (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2024).
10.29†
Asset Purchase Agreement between 2seventy bio, Inc. and Novo Nordisk A/S, dated as of June 21, 2024 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed March 7, 2024).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed March 16, 2023).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Compensation Recovery Policy, effective as of September 26, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed March 7, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
*** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. 2seventy bio agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2025	2seventy bio, Inc.
By: /s/ William Baird
William Baird
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints William D. Baird and Victoria Eatwell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 25, 2025.

SIGNATURE	TITLE

/s/ William Baird	President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
William Baird

/s/ Victoria Eatwell	Chief Financial Officer (Principal Financial and Accounting Officer)
Victoria Eatwell

/s/ Nick Leschly	Chair of the Board
Nick Leschly

/s/ Sarah Glickman	Director
Sarah Glickman

/s/ Denice Torres	Director
Denice Torres

/s/ Marcela Maus, M.D., Ph.D.	Director
Marcela Maus, M.D., Ph.D.

/s/ Wei Lin, M.D.	Director
Wei Lin, M.D.
/s/ Eli Casdin	Director
Eli Casdin
/s/ Charles Newton	Director
Charles Newton