Form 10-K/A
period 2024-12-31
2seventy bio, Inc.
filed 2025-04-28
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of registrant’s common stock outstanding as of April 23, 2025, was 53,228,315.
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File Number 001-40791), or the Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 25, 2025. The sole purpose of this Amendment is to include in Part III the information previously omitted from the Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as explicitly set forth herein, this Amendment does not purport to modify or update the disclosures in, or exhibits to, the Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the Annual Report on Form 10-K (i.e., those events occurring after March 25, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K and the registrant’s other filings with the SEC.
In this report, unless otherwise indicated or the context otherwise requires, all references to “2seventy bio,” “the registrant,” “the company,” “we,” “us,” and “our” refer to 2seventy bio, Inc.

2seventy bio, Inc.
2024 Annual Report on Form 10-K
Amendment No. 1

i

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table identifies information regarding our directors and executive officers, including their ages as of April 28, 2025.

Name	Positions and Offices Held with 2seventy bio	Age
Nick Leschly	Chair and Director	52
William D. Baird, III.	President, Chief Executive Officer and Director	53
Charles Newton	Director	54
Sarah Glickman	Director	55
Wei Lin, M.D., Ph.D.	Director	56
Denice Torres	Lead Independent Director	65
Marcela Maus, M.D., Ph.D.	Director	49
Eli Casdin	Director	52
Victoria Eatwell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	39
Jessica Snow	Chief Operating Officer	46
Directors
Nick Leschly. Mr. Leschly has been a member of our Board of Directors (the “Board”) since May 4, 2021. On April 1, 2024, Mr. Leschly transitioned from 2seventy bio’s Chief Executive Officer to named Chair of the Board. Prior to the separation from bluebird bio, Inc. (Nasdaq: BLUE) (“bluebird bio”) of its oncology portfolio and programs into 2seventy bio, which we refer to as the separation, Mr. Leschly served as bluebird bio’s chief executive officer since September 2010. Prior to joining bluebird bio, Mr. Leschly served as a partner of Third Rock Ventures, L.P. (“Third Rock”). From its founding in 2007, Mr. Leschly played an integral role in the overall formation, development and business strategy of several of Third Rock’s portfolio companies, including Agios Pharmaceuticals, Inc. (now a subsidiary of Takeda) leading several early-stage drug development programs and served as the product and alliance leader for VELCADE. Mr. Leschly currently serves as a member of the board of directors of bluebird bio. Mr. Leschly previously served as a member of the board of directors of Synlogic, Inc., (Nasdaq: SYBX) until January 2025. He received his B.S. in molecular biology from Princeton University and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Leschly is qualified to serve on our Board because of his extensive knowledge and experience in management, finance and corporate governance with respect to the biotechnology and pharmaceutical industries.
William D. Baird, III. Mr. Baird has been a member of our Board and our President and Chief Executive Officer since April 1, 2024. He previously served as our Chief Operating Officer from September 2023 to April 2024 and prior to that as our Chief Financial Officer since the separation from bluebird bio in November 2021. Prior to 2seventy, Mr. Baird served as bluebird bio’s Chief Financial Officer from February 2019, bluebird bio’s principal financial officer from March 2019 and bluebird bio’s principal accounting officer from February 2021 until the separation. Mr. Baird served as Chief Financial Officer of Amicus Therapeutics, Inc. (Nasdaq: FOLD) from April 2012 until February 2019. From April 2005 until April 2012, Mr. Baird served as Chief Financial Officer of PTC Therapeutics, Inc. (Nasdaq: PTCT) (“PTC”). Before that, Mr. Baird held various positions of increasing responsibility with PTC from 2002 to 2005. Mr. Baird previously worked in the life science practice at L.E.K. Consulting, a strategy consulting firm, from 1999 to 2002, and at First Union National Bank as a corporate underwriter from 1994 to 1997. Mr. Baird has served as chair of the board of directors of Deep Genomics Inc., a private biotechnology company, since June 2022, and previously served on the Axcella Health Inc. (previously Nasdaq: AXLA) board of directors until September 2023. Mr. Baird received a B.S. from Georgetown University’s Edmund A. Walsh School of Foreign Service, and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Baird is qualified to serve on our Board because of his extensive knowledge and experience in management, finance and corporate governance in the biotechnology and pharmaceutical industries.

Charles Newton. Mr. Newton has served as a member of our Board since March 2024. Since February 2021, Mr. Newton has served as Chief Financial Officer of Lyell Immunopharma Inc. (Nasdaq: LYEL) (“Lyell”), a fully integrated clinical-stage T-cell reprogramming company. Prior to Lyell, he was at Bank of America Merrill Lynch, where he served as Managing Director and Co-Head of Healthcare Investment Banking in the Americas from 2015 to 2021. He was previously with Credit Suisse as Managing Director and Co-Head of Healthcare Investment Banking in the Americas from 2010 to 2015. Prior to that, he spent 14 years with Morgan Stanley, ultimately becoming Managing Director and Head of Western Region Healthcare Investment Banking. Earlier in his career, he was an Investment Banking Analyst with Lehman Brothers and a Financial Analyst with Mercer Global Advisors. Mr. Newton has served on the Board of Coherus BioSciences Inc. (Nasdaq: CHRS) since 2022. He also served on the Board of Carmot Therapeutics Inc. until its acquisition by the Roche Group in January 2024. Mr. Newton earned a B.S. from Miami University and an M.B.A. from The Tuck School at Dartmouth College. We believe that Mr. Newton is qualified to serve on our Board because of his corporate leadership experience and broad financial expertise.
Sarah Glickman. Ms. Glickman has served as a member of our Board and the chair of the audit committee of the Board since October 15, 2021. Prior to the separation, Ms. Glickman served on the board of directors of bluebird bio. Since September 2023, Ms. Glickman has served on the board of directors of AptarGroup, Inc. (NYSE: ATR). Since September 2020, Ms. Glickman has served as Chief Financial Officer of Criteo S.A. (Nasdaq: CRTO), a global technology company headquartered in Paris, France. Prior to joining Criteo, she served as Acting Chief Financial Officer at XPO Logistics, Inc. from June 2018 to April 2020, a leading global provider of transportation and logistics solutions, where she previously served as Senior Vice President, Corporate Finance and Transformation. Before that, she held operational Chief Financial Officer roles at Novartis A.G. and Honeywell International and served in various executive roles in shared services and operations, internal audit, transformation, and controllership at both Honeywell International and Bristol-Myers Squibb Company. She started her career at PricewaterhouseCoopers. Ms. Glickman is a U.S. CPA and a U.K. Fellow Chartered Accountant with a degree in economics from the University of York in England. We believe that Ms. Glickman is qualified to serve on our Board because of her corporate leadership experience and broad financial expertise.
Wei Lin, M.D. Dr. Lin has served as a member of our Board since March 8, 2023. Dr. Wei has been the Chief Medical Office of Revolution Medicines, Inc. since April 2023 (Nasdaq: RVMD). Previously he served as the Chief Medical Officer at Erasca, Inc. since January 2021 where he led development strategy and execution of the company’s precision oncology programs. Prior to joining Erasca, from October 2018 to January 2021, he served as Head of Development at Nektar Therapeutics, Inc. where he oversaw the development of the company’s immuno-oncology and immunology pipeline. Before Nektar, from October 2011, Dr. Lin was at Genentech, where he served as the Global Development Leader for cancer immunotherapy in lung and head and neck cancer. Dr. Lin also served as a faculty member at the M.D. Anderson Cancer Center in Houston in the Department of Thoracic/Head and Neck Medical Oncology. He received a B.A. from Haverford College and an M.D. from Harvard Medical School. He completed a residency in internal medicine at Massachusetts General Hospital in Boston and a fellowship in medical oncology at the University of Texas M.D. Anderson Cancer Center. Dr. Lin has extensive clinical research experience and has been published in more than 15 peer reviewed journals, including New England Journal of Medicine, Lancet Oncology, and Journal of Clinical Oncology. We believe that Dr. Lin is qualified to serve on our Board because of his extensive knowledge and experience with respect to the biotechnology and oncology industries and significant development strategy experience.
Denice Torres. Ms. Torres has been the Lead Independent Director of our Board since April 1, 2024 and a member of our Board since the separation by bluebird bio. Ms. Torres served on the board of directors of bluebird bio prior to the separation. Ms. Torres is currently Chief Executive Officer of The Ignited Company, a Pennsylvania-based consulting firm she founded in 2017. From 2005 to 2017, she served in various senior leadership roles at Johnson & Johnson (NYSE: JNJ) (“J&J”). From 2015 to 2017, she was Chief Strategy and Transformation Officer for J&J’s global medical device business and from 2011 to 2015, she was President of J&J McNeil Consumer Healthcare. From 2009 to 2011, she served as President of J&J Janssen Pharmaceuticals, Neuroscience, and from 2006-2009 she held various marketing positions at J&J. Before joining J&J, Ms. Torres spent fourteen years at Eli Lilly and Company (NYSE: LLY), where she focused on marketing and business unit management. She is also the founder of The Mentoring Place, a nonprofit organization offering free executive mentoring to help women achieve their career goals. Ms. Torres currently serves on the board of directors of Glaukos Corporation (NYSE: GKOS). Ms. Torres also previously served on the board of directors of Karuna Therapeutics, Inc. (Nasdaq: KRTX, prior to its acquisition by Bristol-Myers Squibb Company) and Surface Oncology, Inc. (Nasdaq: SURF, prior to its acquisition by Coherus BioSciences). Ms. Torres holds a B.S. in Psychology from Ball State University, a J.D. from Indiana University and an M.B.A. from the University of Michigan. She is a member of the Michigan Bar Association. We believe that Ms. Torres is qualified to serve on our Board because of her extensive executive and operational leadership experience, as well as her expertise in cultural transformation and leadership development in the healthcare and pharmaceutical industries.
Marcela Maus, M.D., Ph.D. Dr. Maus has served as a member of our Board since October 15, 2021. Prior to the separation, Dr. Maus served on the board of directors of bluebird bio.  Dr. Maus is currently a Professor at Harvard Medical School, the Paula O’Keefe Chair in Oncology and Director of Cellular Immunotherapy at Massachusetts General Hospital (“MGH”) Cancer Center, an Attending Physician in the Hematopoietic Cell Transplant and Cell Therapy division of Oncology at MGH and Director of Model T Bio since July 1, 2024. She is an Associate Member of the Broad Institute of Harvard and Massachusetts Institute of Technology (“MIT”), and an Associate Member of the Ragon Institute of MGH, MIT, and Harvard. Dr. Maus is internationally known for her work as a translational physician-scientist in the field of immunology, particularly as it relates to T-cell immunotherapies and cellular therapies in the treatment of cancer. Her laboratory focuses on the biology of human T cell activation, costimulation, and memory, and on the application of human T-cell therapies to human disease, including forward and reverse translation of engineered T-cell therapies in early-phase clinical trials. She has authored over 100 papers indexed in Pubmed and holds multiple NIH R01 grants and several Investigational New Drug Applications. Dr. Maus completed undergraduate studies at MIT and holds graduate degrees (M.D. and Ph.D.) from University of Pennsylvania. Dr. Maus trained in internal medicine at University of Pennsylvania and in hematology and medical oncology at Memorial Sloan Kettering Cancer Center and practices medical oncology. She also serves on several scientific and clinical advisory boards for the biotechnology industry as well as external academic medical centers. We believe that Dr. Maus is qualified to serve on our Board because of her extensive scientific and medical expertise, particularly in the field of medical oncology, and her significant industry knowledge.
Eli Casdin. Mr. Casdin has served as a member of our Board since March 2024. Mr. Casdin founded Casdin Capital in 2011 and serves as Chief Investment Officer and Founder. Casdin Capital engages as productive investor-partners, helping to fuel the visions of industry leaders by adding expertise and experience to their funding. Focused on emergent technologies in Life Sciences for more than two decades, Mr. Casdin has been active in both private and public capital markets, following a passion for analyzing and investing in new technologies and business models within the Life Sciences and healthcare industry. Prior to founding Casdin Capital, Mr. Casdin served as Vice President at Alliance Bernstein’s thematic investment arm, focusing personally on new technologies for the life sciences and healthcare sectors. While there, he authored the 2011 black book, “The Dawn of Molecular Medicine,” detailing the (then) early-yet-accelerating wave of innovations transforming healthcare and creating opportunity for investors from testing to targeted medicine and diagnostics to industrial agriculture. Earlier, he worked as a financial analyst at Bear Stearns and Cooper Hill Partners, a healthcare-focused investment firm. Mr. Casdin earned a B.S. from Columbia University and an M.B.A. from Columbia Business School. He serves as a director or an observer on various boards for a number of public and private life sciences companies, trade groups and academic institutes including Rockefeller University, the New York Genome Center Board and The Columbia University School of General Studies Board of Visitors. We believe that Mr. Casdin is qualified to serve on our Board because of his extensive knowledge and experience with respect to the biotechnology and pharmaceutical industries and significant management, financial and corporate governance experience.
Victoria Eatwell. Ms. Eatwell has been our Chief Financial Officer since April 1, 2024. She previously served as our Senior Vice President, Finance from October 2021 to April 2024. Ms. Eatwell joined us from bluebird bio, where she served as Vice President, Finance and held various leadership roles in the finance and accounting functions since April 2015. Prior to bluebird bio, Ms. Eatwell worked in the health industries practice of PricewaterhouseCoopers for seven years, primarily serving public and private life science and biotech companies. Ms. Eatwell holds a bachelor’s degree in accounting and HR management from Boston College and is a CPA.

Jessica Snow. Ms. Snow has been our Chief Operating Officer since January 6, 2025. Ms. Snow previously served as our SVP of Quality & Head of Operations since April 1, 2024, and before that as SVP of Quality since November 2021 and held Quality leadership roles at bluebird bio from 2018 to October 2021. Ms. Snow has nearly 25 years of experience in development, manufacturing, quality, and strategy roles. She served as Quality Product Leader at Bristol-Myers Squibb Company and in prior Quality leadership positions of increasing responsibility at BMS. Previously, Ms. Snow held technical and Quality roles at EMD Serono. Ms. Snow started her career as a scientist at Wyeth BioPharma and is co-inventor on a patent related to her work during that time. Ms. Snow received a B.S. in Biotechnology from Worcester Polytechnic Institute, an M.S. in Biology & Biotechnology from Tufts University and an M.S. in Engineering Management from The Gordon Institute at Tufts University.
There are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director. There are no material legal proceedings to which any of our directors is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.
Identifying and Evaluating Director Nominees
Our Board is responsible for selecting its own members. The Board delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board, and of management, will be requested to take part in the process as appropriate.
Generally, our Nominating and Corporate Governance Committee together with our management team identifies candidates for director nominees, through the use of search firms or other advisors, and through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful in identifying candidates. Once candidates have been identified, our Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee working with management may gather information about the candidates through interviews, detailed questionnaires, background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and considering the overall composition and needs of our Board. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board’s approval as director nominees for election to the Board.
Director Qualifications
Our Nominating and Corporate Governance Committee will consider, among other things, the following qualifications, skills and attributes when recommending candidates for the selection as director nominees for the Board and as candidates for appointment to its committees: a director nominee shall have the highest personal and professional integrity, shall have demonstrated exceptional ability and judgment, and shall be most effective, in conjunction with the other director nominees to the Board, in collectively serving the long-term interests of the stockholders.
In evaluating proposed director candidates, our Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, diversity considerations, the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, his or her independence, and the needs of the Board. Our corporate governance guidelines also provide that diversity on the Board should be considered by our Nominating and Corporate Governance Committee in the director evaluation and nomination process. While we do not have a formal policy with respect to diversity, our Nominating and Corporate Governance Committee believes that it is essential that the members of the Board represent diverse viewpoints. Our Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to promote our strategic objectives and fulfill
v

its responsibilities to our stockholders, and considers diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.
Our Nominating and Corporate Governance Committee’s priority in selecting directors is identification of persons who will further our interests through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among directors, and professional and personal experiences and expertise relevant to our growth strategy. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders.
Board Meetings and Attendance
Our Board held nine meetings during the fiscal year ended December 31, 2024. In the fiscal year ended December 31, 2024, each of our directors attended at least 75% of the meetings of the Board and the committees of the Board, in the period for which he or she served. We encourage our directors to attend the Annual Meeting of Stockholders. Mr. Leschly and Ms. Torres attended our 2024 Annual Meeting of Stockholders.
Board Committees
Our Board has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors, and is described more fully below. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval on an annual basis. The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on our website www.2seventybio.com in the Investors & Media - Corporate Governance section. Our Board may establish additional committees from time to time.
Audit Committee
Our Audit Committee is currently composed of Mr. Newton, Ms. Torres and Ms. Glickman, with Ms. Glickman serving as chair of the committee. Our Board has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Our Board has determined that Ms. Glickman is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. During the fiscal year ended December 31, 2024, the Audit Committee met five times. The Audit Committee’s responsibilities include among other duties:
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements, earnings releases and related disclosures;
•reviewing and discussing with management and our independent registered public accounting firm our internal controls and internal auditing procedures, including any material weaknesses or significant deficiencies in our internal controls;
•discussing our accounting policies and all material correcting adjustments with our management and our independent registered public accounting firm;
•discussing with our management and our independent registered public accounting firm any significant risks we face and the related mitigation plans, as well as monitoring our internal control over financial reporting and disclosure controls and procedures;
•appointing, overseeing, approving the compensation for and, when necessary, terminating our independent registered public accounting firm;
•approving all audit services and all permitted non-audit, tax and other services to be performed by our independent registered public accounting firm, in each case, in accordance with the Audit Committee's pre-approval policy;

•discussing with the independent registered public accounting firm its independence and ensuring that it receives the written disclosures regarding these communications required by the Public Company Accounting Oversight Board;
•reviewing and approving all transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers;
•recommending whether the audited financial statements should be included in our annual report and preparing the audit committee report required by SEC rules;
•reviewing all material communications between our management and our independent registered public accounting firm;
•reviewing, updating and recommending to our Board approval of our code of business conduct and ethics; and establishing procedures for the receipt, retention, investigation and treatment of accounting related complaints and concerns;
•overseeing our risk management program; and
•reviewing our cybersecurity risk profile with management, including cybersecurity program assessments and strategy for the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Compensation Committee
Our Compensation Committee is currently composed of Mr. Newton, Ms. Torres and Ms. Glickman, with Ms. Torres serving as chair of the committee. Our Board has determined each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq. In addition, each member qualifies as a non-employee director, as defined in Rule 16b-3 of the Exchange Act. During the fiscal year ended December 31, 2024, the Compensation Committee met six times. The Compensation Committee’s responsibilities include, among other duties:
•reviewing and approving corporate goals and objectives relevant to executive officer compensation and evaluating the performance of executive officers in light of those goals and objectives;
•reviewing and approving executive officer compensation, including salary, bonus and incentive compensation, perquisites, equity compensation, benefits provided upon retirement, severance or other termination of employment, and any other forms of executive compensation;
•reviewing and approving our Chief Executive Officer's compensation based on its evaluation of our Chief Executive Officer's performance;
•overseeing and administering our incentive compensation plans and equity based plans and recommending the adoption of new incentive compensation plans and equity based plans to our Board;
•making recommendations to our Board with respect to director compensation;
•making recommendations to our Board with respect to management succession planning, including planning with respect to our Chief Executive Officer;
•retaining and approving the compensation of any compensation advisers;
•evaluating the independence of any such compensation advisers; and
•reviewing and advising on talent topics that impact our overall performance.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Mr. Newton, Ms. Torres and Ms. Glickman, with Ms. Torres serving as chair of the committee. Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined under the applicable listing standards of Nasdaq. The Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2024. The Nominating and Corporate Governance Committee’s responsibilities include, among other duties:
•identifying individuals qualified to become members of our Board;
•recommending to our Board the persons to be nominated for election as directors;
•assisting our Board in recruiting such nominees;
•recommending to our Board qualified individuals to serve as committee members;
•performing an annual evaluation of our Board;
•evaluating the need and, if necessary, creating a plan for the continuing education of our directors;
•assessing and reviewing our corporate governance guidelines and recommending any changes to our Board; and
•evaluating and approving any requests from our executives to serve on the board of directors of another for-profit company.
Non-Management Director Meetings
In addition to the meetings of the committees of the Board described above, in connection with the Board meetings, the non-management directors met one time in executive session during the fiscal year ended December 31, 2024. The Chair of the Board presides at these executive sessions. The Audit Committee and the Board have established a procedure whereby interested parties may make their concerns known to non-management directors, which is described on our website.
Leadership Structure and Risk Oversight
Our Board is currently chaired by Mr. Leschly and Ms. Torres serves as our Lead Independent Director. As a general policy, our Board believes that separation of the positions of Chair and Chief Executive Officer reinforces the independence of the Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole. If the position of Chair is held by a non-independent director, then the Board may select an independent director to serve as Lead Independent Director. The responsibilities of the Lead Independent Director include presiding at executive sessions of independent directors and serving as a liaison between our Chief Executive Officer and the independent directors. Mr. Baird serves as our President and Chief Executive Officer while Mr. Leschly serves as the Chair of our Board but is not an officer of the Company and Ms. Torres is our Lead Independent Director.
We face a number of risks in our business, including risks related to the development and commercialization of Abecma; manufacturing and supply chain; regulatory reviews and approvals; intellectual property filings, prosecution, maintenance and challenges; the establishment and maintenance of strategic alliances; competition; litigation and government investigations; and cybersecurity; among other risks. Our management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management.
Our Board performs its oversight role by using several different levels of review. Our Chair and Lead Independent Director meet regularly with our Chief Executive Officer and other executive officers to discuss our strategy and material risks. Members of senior management attend the quarterly Board meetings, present on strategic matters involving our business, and are available to address any questions or concerns raised by the Board on risk management-related issues and any other matters. Our Board reviews the risks, including any environmental or social governance risks, associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.
Each of the committees of our Board also oversees the management of our risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. The Audit Committee oversees our enterprise risk management program as it relates to our operations by identifying the primary risks associated with our operations and corporate functions, receiving periodic updates on activities to manage such risks, and providing reports to the Board regarding such activities. In carrying out its responsibilities for the oversight of operational risk management, members of the Audit Committee regularly discuss with management our risk exposures in the areas of financial reporting, internal controls, cyber and information security, and our legal and regulatory compliance programs, and the steps we take to manage them. Our Audit Committee also meets privately with representatives from our independent registered public accounting firm as part of its oversight of our risk management. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs and succession planning for our executive officers, and evaluates potential risks associated with independent director compensation for consideration by the full Board. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors, and corporate governance.
Compensation Committee Interlocks and Insider Participation
Mr. Lynch, Mr. Newton, Ms. Torres and Ms. Glickman served as members of our Compensation Committee during the year ended December 31, 2024. None of the members of our Compensation Committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or on a compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see Certain Relationships and Related Party Transactions.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.2seventybio.com in the Investors & Media-Corporate Governance section. We intend to post on our website any amendment to, or waiver under, a provision of the Code of Business Conduct and Ethics.
A copy of our Corporate Governance Guidelines is also available on our website at www.2seventybio.com in the Investors & Media-Corporate Governance section.

Item 11. Executive Compensation.
Overview
The Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Regeneron Pharmaceuticals, Inc. on January 29, 2024 for the sale of the Company’s oncology and autoimmune research and development programs, clinical manufacturing capabilities, and related platform technologies to Regeneron. On April 1, 2024, the Company completed the transactions contemplated by the Asset Purchase Agreement (the “Asset Sale Closing”). Effective as of the Asset Sale Closing, Mr. Baird was appointed as our Chief Executive Officer and Mr. Leschly transitioned to Chair of our Board. Also effective as of the Asset Sale Closing, Ms. Eatwell was appointed as our Chief Financial Officer and Ms. Snow was appointed as our Senior Vice President of Quality and Enabling Functions. Ms. Snow was appointed as our Chief Operating Officer effective January 6, 2025.
We have developed a robust executive compensation philosophy designed to attract, retain, and motivate highly experienced and impactful leaders to advance our mission overall.
The following tables and discussion relate to the compensation paid to the following executive officers, who are referred to collectively as our “named executive officers”:
•Nick Leschly, who served as our Chief Executive Officer until April 1, 2024 and currently serves as Chair of our Board;
•William D. Baird, III, who currently serves as our Chief Executive Officer and served as our Chief Operating Officer until April 1, 2024;
•Victoria Eatwell, who currently serves as our Chief Financial Officer and served as our Senior Vice President of Finance until April 1, 2024;
•Jessica Snow, who currently serves as our Chief Operating Officer and served as our Senior Vice President of Quality and Enabling Functions until January 6, 2025.
Summary Compensation Table
The following table sets forth the total compensation awarded to, earned by and paid to our named executive officers during the fiscal years indicated.

Name and principal position	Year	Salary ($)	Bonus ($)		Option awards ($) (1)	Stock awards ($) (1)	Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Nick Leschly	2024	361,337	-		4,035,414	4,264,556	-	13,800	(3)	8,675,107
Chair of the Board, Former President and Chief Executive Officer	2023	798,532	-		1,543,185	6,729,637	-	13,200		9,084,554
William D. Baird, III	2024	564,353	316,250	(2)	1,021,286	3,060,347	-	73,800	(3)(4)	5,036,036
Chief Executive Officer and President	2023	518,119	116,685		474,826	1,744,288	-	73,200		2,927,118
Victoria Eatwell	2024	414,870	170,000	(2)	430,448	1,321,224	-	13,800	(3)	2,350,342
Chief Financial Officer
Jessica Snow	2024	420,888	168,480	(2)	270,234	656,843	-	13,800	(3)	1,530,244
Chief Operating Officer
________________
x

(1) The amounts reported in the “Option awards” and “Stock awards” columns above represent the aggregate grant date fair value of our stock options and restricted stock units granted to the named executive officers during 2024 and 2023, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not including any estimates of forfeitures related to service-based vesting. See Note 14 of “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for a discussion of assumptions made in determining the aggregate grant date fair value of stock option and restricted stock unit awards. Note that the amounts reported in these columns reflect the accounting cost for these stock options and restricted stock units, and do not correspond to the actual economic value that may be received by the named executive officers from the stock options and restricted stock units. The amounts reported for Mr. Leschly in 2024 include the impact of the technical accounting modification of Mr. Leschly’s equity awards in connection with his transition to Chair of the Board in the amount of $5,988,715.
(2) Amounts represent bonus payments under our annual incentive program earned in 2024 and paid in February 2025, based on achievement of overall Company performance for 2024, as described below under “Narrative Disclosure to the Summary Compensation Table - Bonuses.”
(3) Amounts represent the employer matching contribution to the 401(k) plan.
(4) Amount represents the employer matching contribution to the 401(k) plan as well as $60,000 for a housing allowance for Mr. Baird.

Narrative Disclosure to the Summary Compensation Table
Our Compensation Committee and our Board review and approve the compensation of our executive officers and are primarily responsible for determining the compensation for the named executive officers consistent with our overall executive compensation philosophy. Our Compensation Committee and our Board review and discuss the compensation of other executive officers with the Chief Executive Officer and consider our overall performance against goals, individual executive performance, and internal and external pay equity as key factors in those decisions. Our Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent compensation consultant to advise on executive and Board compensation matters including: overall compensation program design, peer group development and updates, and collection of market data. We develop our compensation programs after reviewing publicly available compensation data and also subscribe to Aon’s various global and specialized life sciences and general industry surveys. Aon consultants attend meetings of the Compensation Committee when requested to do so. Aon reports directly to the Compensation Committee and not to management, although it meets with management for purposes of gathering information for its analyses and recommendations. The Compensation Committee has assessed the independence of Aon consistent with SEC regulations and Nasdaq listing standards and has concluded that the engagement of Aon does not raise any conflict of interest.
Base Salaries
At the beginning of 2024 and, in connection with the named executive officers’ transitions into new roles in 2024, our Board and approved the base salaries of the named executive officers based on an analysis of peer group data, external market conditions and individual performance against goals. The table below sets forth the base salaries for each of the named executive officers for 2024:

Name	2024 Base Salary ($)(1)
Nick Leschly(2)	200,000
William D. Baird III(3)	575,000
Victoria Eatwell(4)	425,000
Jessica Snow	421,000
(1)Represents the base salary in effect as of December 31, 2024.
(2)Mr. Leschly served as President and Chief Executive Officer until April 1, 2024, at which time he transitioned to the role of Executive Chair. His base salary as Chief Executive Officer during 2024 was $799,252.
(3)Mr. Baird served as Chief Operating Officer until April 1, 2024, at which time he transitioned to the role of President and Chief Executive Officer. His base salary as Chief Operating Officer during 2024 was $536,751.

(4)Ms. Eatwell served as Senior Vice President of Finance until April 1, 2024, at which time she transitioned to the role of Chief Financial Officer. Her base salary as Senior Vice President of Finance during 2024 was $388,440.

Bonuses
The 2024 annual incentive program consisted of the opportunity for eligible participants to earn cash incentive awards based on overall Company performance. In December 2024, the Compensation Committee and the Board reviewed overall Company performance for 2024 and the Board, upon the recommendation of the Compensation Committee, determined that overall Company performance was achieved at 100% of the target level and determined to award 2024 bonuses to the named executive officers serving as executive officers at the time at 100% of target levels.
The table below shows each named executive officer’s target incentive award under the 2024 annual incentive program as a percentage of the named executive officer’s annual base salary, the target incentive award opportunity in dollars and the actual incentive awards to our named executive officers for 2024 performance, which were paid in February 2025 as well as the actual 2024 incentive award payment as a percentage of the 2024 target incentive award opportunity.

Name	2024 Target Incentive Award (% of 2023 Base Salary)	2024 Target Incentive Award Opportunity ($)	Actual Total 2024 Incentive Award Amount ($)	2024 Actual Incentive Award Amount (% of 2024 Target Incentive Award Opportunity)
Nick Leschly(1)	65%	519,514	-	-
William D. Baird, III	55%	316,250	316,250	100%
Victoria Eatwell	40%	170,000	170,000	100%
Jessica Snow	40%	168,480	168,480	100%
(1)Because Mr. Leschly transitioned to the role of Executive Chair effective April 1, 2024, he was not eligible for and did not receive an annual bonus for 2024.

Equity-Based Compensation
Our long-term incentive equity awards generally consist of stock options and restricted stock units (“RSUs”). The size of equity awards has varied among executive officers based on their positions and annual performance assessments. In connection with the annual review of the named executive officers’ performance during 2023 and consistent with our compensation philosophy, the Compensation Committee approved the annual long-term equity incentive awards to the named executive officers, effective as of January 8, 2024, as set forth in the table below:

	2024 Annual Option Awards			2024 Annual RSU Awards
Name	Shares (#)	Grant date fair value ($)		Shares (#)		Grant date fair value ($)
Nick Leschly	469,000	1,378,305	(1)	235,000	(3)	932,950
William D. Baird, III	182,000	534,865	(1)	91,000	(3)	361,270
Victoria Eatwell	21,700	62,930	(2)	20,000	(4)	79,400
Jessica Snow	-	-		9,150	(4)	36,326
________________
(1) These option awards vest as follows: 25% of the shares vested on January 1, 2025, with the remainder of the shares vesting in equal monthly installments over the following three years through January 1, 2028, subject to continued service with us through the applicable vesting date.

(2) This option award vests as follows: 25% of the shares vested June 2, 2024, 25% of the shares vested on October 2, 2024, 25% of the shares vest on October 2, 2025 and 25% of the shares vest on October 2, 2026, subject to continued service with us through the applicable vesting date.
(3) These RSU awards vest in four equal annual installments through January 2, 2028, subject to continued service with us through the applicable vesting date.
(4) These RSU awards vest as follows: 25% of the shares vested on June 2, 2024, 25% of the shares vested on October 2, 2024, 25% of the shares vest on October 2, 2025 and 25% of the shares vests on October 2, 2026, subject to continued service with us through the applicable vesting date.

In addition, in connection with their promotions, the Compensation Committee approved long-term equity incentive awards to Mr. Baird, Ms. Eatwell and Ms. Snow, effective as of April 1, 2024, as set forth in the table below:

	2024 Promotion Option Awards(1)		2024 Promotion RSU Awards(2)
Name	Shares (#)	Grant date fair value ($)	Shares (#)	Grant date fair value ($)
William D. Baird, III	112,500	486,421	56,250	325,688
Victoria Eatwell	85,000	367,518	42,500	246,075
Jessica Snow	62,500	270,234	31,250	180,938
(1) These option awards vest as follows: 25% of the shares vested on March 15, 2025, with the remainder of the shares vesting in equal monthly installments over the following three years through March 15, 2028, subject to continued service with us through the applicable vesting date.
(2) These RSU awards vest in four equal annual installments through March 15, 2028, subject to continued service with us through the applicable vesting date.

Effective as of July 1, 2024, the Compensation Committee also granted retention RSU awards to certain of the named executive officers to stabilize and retain the executive team. The size of the equity grants varied based on position and criticality of the role, as set forth in the table below:

	2024 Retention RSU Awards (1)
Name	Shares (#)	Grant date fair value ($)
William D. Baird, III	586,022	2,373,389
Victoria Eatwell	245,864	995,749
Jessica Snow	108,538	439,579
(1) These RSU awards vest 50% on July 1, 2025 and 50% of July 1, 2026, subject to continued service with us through the applicable vesting date.

Policies and Practices Related to the Grant of Certain Equity Awards
It is the policy of the Board of Directors and the Compensation Committee to not take material, non-public information into account when determining the timing of equity awards in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.
As required pursuant to Item 402(x) of Regulations S-K, the following table provides information regarding stock options granted to our named executive officers on April 1, 2024, the same business date that we filed a Form 8-K disclosing the closing of the transactions contemplated by the Asset Purchase Agreement and certain related matters and within four business days prior to the date that we filed a Form 8-K disclosing FDA approval of Abecma. Note that each of these stock options will be cancelled for no consideration upon the closing of the merger between us and Daybreak Merger Sub Inc., (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Bristol-Myers Squibb, a Delaware corporation (“BMS”), pursuant to the Agreement and Plan of Merger, dated March 10, 2025, by and among, us, Merger Sub and BMS.

Name	Grant date	Number of securities underlying the award (#)	Exercise price of the award ($/share)	Grant date fair value of the award ($)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately follow the disclosure of material nonpublic information (1)

William D. Baird, III	4/1/2024	112,500	5.79	486,421	(8)%	10%
Victoria Eatwell	4/1/2024	85,000	5.79	367,518	(8)%	10%
Jessica Snow	4/1/2024	62,500	5.79	270,234	(8)%	10%
(1) The closing market price of our common stock decreased approximately 8% between March 28, 2024 and April 2, 2024 and increased approximately 10% between April 4, 2024 and April 8, 2024.
Employee Benefits
Other compensation to the named executive officers consisted primarily of the broad-based benefits provided to all full-time employees, including medical, dental and vision insurance, group life and disability insurance, an employee stock purchase plan and a 401(k) plan. Pursuant to our 401(k) plan, employees, including the named executive officers, may elect to defer a portion of their current compensation up to the statutorily prescribed annual limit (which was $23,000 in 2024, with additional salary deferrals not to exceed $30,500 available to those employees 50 years of age or older), and to have the amount of this deferral contributed to the 401(k) plan. We make matching contributions and other employer contributions on behalf of eligible employees under our 401(k) plan. For fiscal year 2024, we matched a portion of eligible employee contributions equal to 100% of the first 4% of eligible contributions pursuant to the 401(k) plan’s matching formula.
We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to the named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. Mr. Baird receives an annual housing allowance of $60,000 to assist with his out of state commute and efficient performance of his duties.
Compensation Recovery Policy
We maintain a Compensation Recovery Policy in compliance with the requirements of the Dodd-Frank Wall Street Consumer Reform Act, final SEC rules and applicable Nasdaq listing standards (the “final clawback rules”), which covers our current and former executive officers, including all of our named executive officers. Under the Compensation Recovery Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Compensation Recovery Policy and permitted under the final clawback rules) any cash or equity incentive-based compensation received by any current or former executive officer after the effective date of the Compensation Recovery Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.
Insider Trading Policy
We have adopted an insider trading policy, which governs the purchase, sale and/or other dispositions of our securities that applies to all of our directors, officers, and certain employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. It is our policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in our securities.
No hedging transactions with our securities
Our insider trading policy also prohibits members of our Board, named executive officers and all other employees subject to the Company’s insider trading policy from entering into any transaction designed to hedge, or having the effect of hedging, the economic risk of owning the Company’s securities.
Employment Agreements With our Named Executive Officers
We have entered into employment agreements with each of our named executive officers that provide for “at-will” employment. Prior to his transition to Chair of the Board, we were party to an employment agreement with Mr. Leschly that provided for substantially the same severance payments and benefits as those provided to Mr. Baird in his role as Chief Executive Officer, as described below. We may terminate an executive officer’s employment with the Company at any time, with or without cause. Each of the employment agreements sets forth the executive officer’s title, initial compensation arrangements and eligibility to participate in the employee benefit plans generally available to full-time employees, subject to the terms of those plans. Additionally, the employment agreements provide the executive officers with the following severance benefits:
William D. Baird, III
Pursuant to the employment agreement with Mr. Baird (the “Baird Employment Agreement”), Mr. Baird is eligible to receive certain payments and benefits in the event his employment is terminated by us without “cause” (as defined in the Baird Employment Agreement) or in the event Mr. Baird terminates his employment with us for “good reason” (as defined in the Baird Employment Agreement). Upon the timely execution and effectiveness of a separation agreement, including a general release of claims, Mr. Baird is eligible to receive the following payments and benefits:
•18 months of base salary continuation (which amount is subject to reduction by any “garden leave” amounts he receives in any calendar year pursuant to the “restrictive covenants agreement” (as defined in the Baird Employment Agreement)); and
•if Mr. Baird elects to continue his group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay him a monthly cash payment equal to the monthly employer contribution we would have made to provide him health insurance if he had remained employed by us until the earlier of (1) 18 months following the date of termination or (2) the end of his COBRA health continuation period.
In addition, in the event that Mr. Baird terminates his employment with us for good reason or his employment with us is terminated by us without cause, in either case within 12 months following a “sale event” (as defined in the Equity Incentive Plan), he is entitled to receive the following payments and benefits (in lieu of the payments and benefits described above) upon the timely execution and effectiveness of a separation agreement, including a general release of claims:
•a lump sum cash payment equal to one and a half times the sum of (1) his then-current base salary (or base salary in effect immediately prior to the sale event, if higher) and (2) his target annual cash incentive compensation (or the target bonus in effect immediately prior to the sale event, if higher); provided, that these amounts will be reduced by any “garden leave” amounts Mr. Baird receives in any calendar year pursuant to the restrictive covenants agreement;

•if he elects to continue group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay Mr. Baird a monthly cash payment equal to the monthly employer contribution we would have made to provide him health insurance if he had remained employed by us until the earlier of (1) 18 months following the date of termination or (2) the end of his COBRA health continuation period; and
•all stock options and other stock-based awards grated to Mr. Baird after the date of the Baird Employment Agreement will become fully exercisable or non-forfeitable as of the later of (i) the “date of termination” (as defined in the Baird Employment Agreement) and (ii) the effective date of the “separation agreement and release” (as defined in the Baird Employment Agreement).
Victoria Eatwell
Pursuant to the employment agreement with Ms. Eatwell (the “Eatwell Employment Agreement”), Ms. Eatwell is eligible to receive certain payments and benefits in the event her employment is terminated by us without “cause” (as defined in the Eatwell Employment Agreement) or in the event Ms. Eatwell terminates her employment with us for “good reason” (as defined in the Eatwell Employment Agreement). Upon the timely execution and effectiveness of a separation agreement, including a general release of claims, Ms. Eatwell is eligible to receive the following payments and benefits:
•12 months of base salary continuation (which amount is subject to reduction by any “garden leave” amounts she receives in any calendar year pursuant to the “restrictive covenants agreement” (as defined in the Eatwell Employment Agreement)); and
•if Ms. Eatwell elects to continue her group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay her a monthly cash payment equal to the monthly employer contribution we would have made to provide her health insurance if she had remained employed by us until the earlier of (1) 12 months following the date of termination or (2) the end of her COBRA health continuation period.
In addition, in the event that Ms. Eatwell terminates her employment with us for good reason or her employment with us is terminated by us without cause, in either case within 12 months following a “sale event” (as defined in the Equity Incentive Plan), she is entitled to receive the following payments and benefits (in lieu of the payments and benefits described above) upon the timely execution and effectiveness of a separation agreement, including a general release of claims:
•a lump sum cash payment equal to one times the sum of (1) her then-current base salary (or base salary in effect immediately prior to the sale event, if higher) and (2) her target annual cash incentive compensation (or the target bonus in effect immediately prior to the sale event, if higher); provided, that these amounts will be reduced by any “garden leave” amounts Ms. Eatwell receives in any calendar year pursuant to the restrictive covenants agreement;
•if she elects to continue group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay Ms. Eatwell a monthly cash payment equal to the monthly employer contribution we would have made to provide her health insurance if she had remained employed by us until the earlier of (1) 12 months following the date of termination or (2) the end of her COBRA health continuation period; and
•all stock options and other stock-based awards grated to Ms. Eatwell after the date of the Eatwell Employment Agreement will become fully exercisable or non-forfeitable as of the later of (i) the “date of termination” (as defined in the Eatwell Employment Agreement) and (ii) the effective date of the “separation agreement and release” (as defined in the Eatwell Employment Agreement).
Jessica Snow
Pursuant to the employment agreement with Ms. Snow (the “Snow Employment Agreement”), Ms. Snow is eligible to receive certain payments and benefits in the event her employment is terminated by us without “cause” (as defined in the Snow Employment Agreement) or in the event Ms. Snow terminates her employment with us for “good reason” (as defined in the Snow Employment Agreement). Upon the timely execution and effectiveness of a separation agreement, including a general release of claims, Ms. Snow is eligible to receive the following payments and benefits:
•12 months of base salary continuation (which amount is subject to reduction by any “garden leave” amounts she receives in any calendar year pursuant to the “restrictive covenants agreement” (as defined in the Snow Employment Agreement)); and
•if Ms. Snow elects to continue her group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay her a monthly cash payment equal to the monthly employer contribution we would have made to provide her health insurance if she had remained employed by us until the earlier of (1) 12 months following the date of termination or (2) the end of her COBRA health continuation period.
In addition, in the event that Ms. Snow terminates her employment with us for good reason or her employment with us is terminated by us without cause, in either case within 12 months following a “sale event” (as defined in the Equity Incentive Plan), she is entitled to receive the following payments and benefits (in lieu of the payments and benefits described above) upon the timely execution and effectiveness of a separation agreement, including a general release of claims:
•a lump sum cash payment equal to one times the sum of (1) her then-current base salary (or base salary in effect immediately prior to the sale event, if higher) and (2) her target annual cash incentive compensation (or the target bonus in effect immediately prior to the sale event, if higher); provided, that these amounts will be reduced by any “garden leave” amounts Ms. Snow receives in any calendar year pursuant to the restrictive covenants agreement;
•if she elects to continue group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay Ms. Snow a monthly cash payment equal to the monthly employer contribution we would have made to provide her health insurance if she had remained employed by us until the earlier of (1) 12 months following the date of termination or (2) the end of her COBRA health continuation period; and
•all stock options and other stock-based awards grated to Ms. Snow after the date of the Snow Employment Agreement will become fully exercisable or non-forfeitable as of the later of (i) the “date of termination” (as defined in the Snow Employment Agreement) and (ii) the effective date of the “separation agreement and release” (as defined in the Snow Employment Agreement).
Transitional Services Agreement with Mr. Leschly
On January 29, 2024, in connection with Mr. Leschly’s resignation as President and Chief Executive Officer and appointment as Chair of the Board, we entered into a Transitional Services Agreement with Mr. Leschly (as amended and restated on March 29, 2024, the “Transition Agreement”). Under the Transition Agreement, we provide Mr. Leschly with an annual retainer of $200,000 for his service as Chair of the Board. Mr. Leschly will remain eligible as an employee under the Company’s benefit plans for so long as he is serving as Chair. The Transition Agreement further provides that we will pay Mr. Leschly severance of $1,978,000 (representing 18 months base salary plus target bonus for 2024) within 30 days following the earlier of a sale of the Company and the two-year anniversary of Asset Sale Closing. Mr. Leschly is also entitled to receive a $300,000 cash bonus in connection with a sale of the Company. The Transition Agreement includes a general release of claims from Mr. Leschly in favor of us.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding 2seventy bio equity awards held by our named executive officers as of December 31, 2024.

	Option awards (1)							Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested ($)	Market value of shares or units of stock that have not vested ($)
Nick Leschly	29,535	-		-	78.44	3/1/2026	-	-
	36,099	-		-	117.40	2/1/2027	-	-
	21,331	-		-	114.67	3/2/2030	-	-
	56,749	1,208	(2)	-	44.17	2/16/2031	-	-
	192,240	74,760	(4)	-	13.41	3/1/2032	-	-
	76,375	86,125	(5)	-	13.20	2/1/2033	-	-
	0	469,000	(7)	-	3.97	1/8/2034	-	-
	-	-		-	-	-	2,900	8,526	(10)
	-	-		-	-	-	66,750	196,245	(12)
	-	-		-	-	-	60,937	179,155	(13)
	-	-		-	-	-	257,143	756,000	(14)
	-	-		-	-	-	235,000	690,900	(15)
William D. Baird, III	6,563	-		-	114.67	3/2/2030	-	-
	15,739	359	(2)	-	44.17	2/16/2031	-	-
	48,600	18,900	(4)	-	13.41	3/1/2032	-	-
	23,500	26,500	(5)	-	13.20	2/1/2033	-	-
	-	182,000	(7)		3.97	1/8/2034	-	-
	-	112,500	(9)		5.79	4/1/2034	-	-
	-	-		-	-	-	2,013	5,918	(10)
	-	-		-	-	-	16,875	49,613	(12)
	-	-		-	-	-	18,750	55,125	(13)
	-	-		-	-	-	64,286	189,001	(14)
	-	-		-	-	-	91,000	267,540	(15)
	-	-		-	-	-	56,250	165,375	(17)
	-	-		-	-	-	586,022	1,722,905	(18)
Victoria Eatwell	1,542	-		-	138.94	5/1/2025	-	-
	377	-		-	50.51	3/1/2026	-	-
	271	-		-	68.65	12/1/2026	-	-
	655	-		-	75.60	2/1/2027	-	-
	738	-		-	205.25	2/1/2028	-	-
	417	-		-	134.63	2/1/2029	-	-
	491	-		-	73.84	3/2/2030	-	-
	344	-		-	62.78	8/3/2030	-	-
	1,772	326	(3)	-	32.42	7/1/2031	-	-
	8,518	3,312	(4)	-	13.41	3/1/2032	-	-
	4,230	4,770	(5)	-	13.20	2/1/2033	-	-
	3,008	3,392	(5)	-	13.20	2/1/2033	-	-
	9,150	9,150	(6)	-	3.97	10/2/2033	-	-
	10,850	10,850	(8)	-	3.97	1/8/2034	-	-
	-	85,000	(9)	-	5.79	4/1/2034	-	-
					-	-	300	882	(10)
	-	-		-	-	-	43	126	(11)
	-	-		-	-	-	2,957	8,694	(12)
	-	-		-	-	-	3,375	9,923	(13)
	-	-		-	-	-	2,400	7,056	(14)
	-	-		-	-	-	10,000	29,400	(16)
	-	-		-	-	-	42,500	124,950	(17)
	-	-		-	-	-	245,864	722,840	(18)

	Option awards (1)							Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested ($)	Market value of shares or units of stock that have not vested ($)
Jessica Snow	990	-		-	155.50	8/1/2028	-	-
	425	-		-	134.63	2/1/2029	-	-
	491	-		-	73.84	3/2/2030	-	-
	343	-		-	50.77	5/1/2030	-	-
	1,772	326	(3)	-	32.42	7/1/2031	-	-
	6,840	2,660	(4)	-	13.41	3/1/2032	-	-
	3,196	3,604	(5)	-	13.20	2/1/2033	-	-
	3,008	3,392	(5)	-	13.20	2/1/2033	-	-
	9,150	9,150	(6)	-	3.97	10/2/2033	-	-
	-	62,500	(9)	-	5.79	4/1/2034	-	-
	-	-		-	-	-	300	882	(10)
	-	-		-	-	-	43	126	(11)
	-	-		-	-	-	2,375	6,983	(12)
	-	-		-	-	-	2,550	7,497	(13)
	-	-		-	-	-	2,400	7,056	(14)
	-	-		-	-	-	4,575	13,451	(16)
	-	-		-	-	-	31,250	91,875	(17)
	-	-		-	-	-	108,538	319,102	(18)
______________
(1) All stock options and RSU awards were granted under the 2021 Plan. The market value of the RSU awards is based on the closing price of $2.94 per share of the Company's common stock on December 31, 2024, the last trading day of the year, as reported on the Nasdaq Global Select Market.
(2) Represents options to purchase shares of our common stock granted on February 16, 2021. The shares underlying these options vested as follows: 25% vested on January 4, 2022, with the remainder of the shares vesting in equal monthly installments over the following three years through January 4, 2025, subject to continued service with us through each applicable vesting date.
(3) Represents options to purchase shares of our common stock granted on July 1, 2021. The shares underlying these options vest as follows: 25% vested on July 1, 2022, with the remainder of the shares vesting in equal monthly installments over the following three years through July 1, 2025, subject to continued service with us through each applicable vesting date.
(4) Represents options to purchase shares of our common stock granted on March, 1, 2022. The shares underlying these options vest as follows: 25% vested on January 1, 2023, with the remainder of the shares vesting in equal monthly installments over the following three years through January 1, 2026, subject to continued service with us through each applicable vesting date.
(5) Represents options to purchase shares of our common stock granted on February, 1, 2023. The shares underlying these options vest as follows: 25% vested on January 1, 2024, with the remainder of the shares vesting in equal monthly installments over the following three years through January 1, 2027, subject to continued service with us through each applicable vesting date.
(6) Represents options to purchase shares of our common stock granted on October, 2, 2023. The shares underlying these options vest as follows: 25% vested on June 2, 2024, 25% on October 2, 2024, and then in two equal annual installments thereafter through October 2, 2026, subject to continued service with us through each applicable vesting date.
(7) Represents options to purchase shares of our common stock granted on January, 8, 2024. The shares underlying these options vest as follows: 25% vested on January 1, 2025, with the remainder of the shares vesting in equal monthly installments over the following three years through January 1, 2028, subject to continued service with us through each applicable vesting date.
(8) Represents options to purchase shares of our common stock granted on January 8, 2024. The shares underlying these options vest as follows: 25% vested on June 2, 2024, 25% on October 2, 2024, and then in two equal annual installments thereafter through October 2, 2026, subject to continued service with us through each applicable vesting date.

(9) Represents options to purchase shares of our common stock granted on April 1, 2024. The shares underlying these options vest as follows: 25% vested on March 15, 2025, with the remainder of the shares vesting in equal monthly installments over the following three years through March 15, 2028, subject to continued service with us through each applicable vesting date.
(10) Represents RSU awards granted on February 16, 2021 that vested in four equal annual installments through January 4, 2025, subject to continued service with us through each applicable vesting date.
(11) Represents RSU awards granted on July 1, 2021 that vest in four equal annual installments through July 1, 2025 subject to continued service with us through each applicable vesting date.
(12) Represents RSU awards granted on March 1, 2022 that vest in four equal annual installments through January 1, 2026, subject to continued service with us through each applicable vesting date.
(13) Represents RSU awards granted on February 1, 2023 that vest in four equal annual installments through January 1, 2027, subject to continued service with us through each applicable vesting date.
(14) Represents RSU awards granted on February 1, 2023 that vest 40% in January 1, 2024, 40% in January 1, 2025 and 20% at January 1, 2026, subject to continued service with us through each applicable vesting date.
(15) Represents RSU awards granted on January 8, 2024 that vest in four equal annual installments through January 2, 2028, subject to continued service with us through each applicable vesting date.
(16) Represents RSU awards granted on January 8, 2024 that vest 25% on June 2, 2024, 25% on October 2, 2024, with the remainder vesting in equal annual installments over the following two years through October 2, 2026, subject to continued service with us through each applicable vesting date.
(17) Represents RSU awards granted on April 1, 2024 that vest in four equal annual installments through March 28, 2028, subject to continued service with us through each applicable vesting date.
(18) Represents RSU awards granted on July 1, 2024 that vest in two equal annual installments through July 1, 2026, subject to continued service with us through each applicable vesting date.

Director Compensation
Our Compensation Committee is responsible for making recommendations to our Board on appropriate compensation levels and arrangements for our non-employee directors, ensuring they are consistent with our compensation policy and remain competitive with our peer companies. The Compensation Committee reviews our non-employee director compensation on an annual basis.
Mr. Leschly and Mr. Baird’s compensation for the year ended December 31, 2024 is described in the section of this Amendment entitled “Executive Compensation” above.
The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024. We reimburse members of our Board for reasonable travel expenses.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(2)	Total ($)
Daniel S. Lynch (4)	93,250	—	—	93,250
Eli Casdin (3)	33,750	99,042	146,303	279,095
Sarah Glickman	73,000	47,357	69,095	189,452
Wei Lin, M.D.	51,250	47,357	69,095	167,702
Marcela Maus, M.D., Ph.D.	49,375	47,357	69,095	165,827
Charles Newton (3)	44,500	99,042	146,303	289,845
Denice Torres	97,750	47,357	69,095	214,202
(1) The amounts reported represent the aggregate grant date fair value of the stock options and RSUs granted to our non-employee directors during 2024 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting. Note that the amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by the non-employee directors from the exercise of the options or vesting of the RSUs.
(2) Our non-employee directors held the following aggregate number of shares of our common stock underlying outstanding stock options as of December 31, 2024: Mr. Lynch: 39,022; Mr. Casdin: 45,450; Ms. Glickman: 60,229; Dr. Lin: 65,950; Dr. Maus: 60,229; Mr. Newton: 45,450; and Ms. Torres: 62,595. Our non-employee directors held the following aggregate number of RSUs as of December 31, 2024: Mr. Lynch: 0; Mr. Casdin: 22,625; Ms. Glickman: 12,050; Dr. Lin: 23,117; Dr. Maus: 12,050; Mr. Newton: 22,625; and Ms. Torres: 12,050.
(3) Mr. Casdin and Mr. Newton were appointed to the Board on March 20, 2024.
(4) Mr. Lynch resigned from the Board effective as of June 10, 2024.

Non-Employee Director Compensation Policy
On December 13, 2021, our Board adopted a non-employee director compensation policy, which became effective January 1, 2022. The non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid annual cash compensation as set forth below.

Board of Directors:
Members	$45,000
Additional retainer for non-executive chair	$35,000
Audit Committee:
Members (other than chair)	$9,000
Retainer for chair	$18,000
Compensation Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Nominating and Corporate Governance Committee
Members (other than chair)	$5,000
Retainer for chair	$10,000
The annual cash retainers are paid quarterly, pro-rated based on the number of actual days served by the director during such calendar quarter. In addition, the non-employee director compensation policy provides that, upon initial election to our Board, each non-employee director will be granted an initial equity award (the “Initial Grant”), the form and value of which shall be determined by our Compensation Committee on an annual basis, subject to the maximum annual compensation limits set forth in the policy and such other limits as may be set forth in the 2021 Plan. The Initial Grant vests in equal annual installments over three years from the date of grant, subject to continued service through the applicable vesting date.
Furthermore, on the date of each annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting will be granted an equity award (the “Annual Grant”), the form and value of which shall be determined by our Compensation Committee on an annual basis, subject to the maximum annual compensation limits set forth in the policy and such other limits as may be set forth in the 2021 Plan. The Annual Grant vests in full upon the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next annual meeting, generally subject to continued service through the applicable vesting date. All outstanding Initial Grants and Annual Grants will become fully vested and exercisable upon the effective time of a sale event.
We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of our Board and committees thereof.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the amount of our common stock beneficially owned, directly or indirectly, as of April 1, 2025, by (i) each of our current directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person who is known to us to beneficially own more than 5% of the outstanding shares of our common stock, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power of the securities. As of April 1, 2025, we had 52,470,757 shares of common stock outstanding. Shares of common stock subject to stock options, which are now exercisable or are exercisable within 60 days after April 1, 2025, or RSUs vesting within 60 days after April 1, 2025 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed below is c/o 2seventy bio, Inc., 60 Binney Street, Cambridge, Massachusetts 02142.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Goldman Sachs (1)	4,471,192	8.52%
Beryl Capital Management LLC (2)	4,250,000	8.10%
The Vanguard Group (3)	3,985,770	7.60%
BlackRock, Inc. (4)	3,911,724	7.46%
Morgan Stanley (5)	2,813,087	5.36%
Directors and Named Executive Officers
William D. Baird, III (6)	318,581	*
Eli Casdin (7)	2,016,666	3.8%
Sarah Glickman (8)	51,731	*
Nick Leschly (9)	1,552,047	2.9%
Wei Lin, M.D. (10)	45,984	*
Marcela Maus, M.D., Ph.D. (11)	47,831	*
Charles Newton (12)	16,666	*
Denice Torres (13)	58,005	*
Victoria Eatwell (14)	111,957	*
Jessica Snow (15)	58,116	*
All executive officers and directors as a group (10 persons)(16)	4,277,584	8.2%
_________________________
*Represents holdings of less than 1%.
(1) Based solely on a Schedule 13G reporting beneficial ownership of our common stock as of December 31, 2023, filed with the SEC on February 8, 2024, The Goldman Sachs Group, Inc. has shared voting power with respect to 4,470,943 shares and shared dispositive power with respect to 4,471,093 shares. Goldman Sachs & Co. LLC has shared voting power with respect to 4,470,943 shares, and shared dispositive power with respect to 4,471,093 shares. The address of each of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is 200 West Street, New York, NY 10282.
(2) Based solely on a Schedule 13G reporting beneficial ownership of our common stock as of March 11, 2025, filed with the SEC on March 18, 2025, Beryl Capital Management LLC (“Beryl”) has shared voting power and shared dispositive power with respect to 4,250,000 shares. Beryl is the investment adviser to Beryl Capital Partners II LP (the “Partnership”) and other accounts. Beryl is the general partner of Beryl Capital Management LP (“Beryl GP”), which is the general partner of the Partnership and other private investment funds. David Witkin is the control person of Beryl. The address of each of Beryl, the Partnership, Beryl GP and Mr. Witkin is 225 Avenue I, Suite 205 Redondo Beach, CA 90277.
(3) Based solely on a Schedule 13G/A reporting beneficial ownership of our common stock as of December 31, 2023, filed with the SEC on February 13, 2024, The Vanguard Group has shared voting power with respect to 22,924 shares, sole dispositive power with respect to 3,941,787 shares and shared dispositive power with respect to 43,983 shares. The address of the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(4) Based solely on a Schedule 13G/A reporting beneficial ownership of our common stock as of December 31, 2023, filed with the SEC on January 26, 2024, BlackRock, Inc. has sole voting power with respect to 3,827,739 shares and sole dispositive power with respect to 3,911,724 shares. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(5) Based solely on a Schedule 13G/A reporting beneficial ownership of our common stock as of September 30, 2024, filed with the SEC on November 6, 2024, Morgan Stanley has shared voting power with respect to 2,712,448 shares and shared dispositive power with respect to 2,813,087 shares. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036.
(6) Includes 200,371 shares of common stock issuable to Mr. Baird upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(7) Includes (a) 11,133 shares of common stock issuable to Eli Casdin upon the exercise of options that are exercisable within 60 days following April 1, 2025 and (b) 2,000,000 shares of common stock owned directly by Casdin Partners Master Fund, L.P. ("Master Fund") and may be deemed to be indirectly beneficially owned by (i) Casdin Capital, LLC, the investment adviser to the Master Fund ("Casdin") (ii) Casdin Partners GP, LLC, the general partner of the Master Fund ("GP"), and (iii) Eli Casdin, the managing member of Casdin and the GP. The address of each of Master Fund, Casdin, GP and Mr. Casdin is 1350 Avenue of the Americas, Suite 2600, New York, NY 10019.
(8) Includes 36,129 shares of common stock issuable to Ms. Glickman upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(9) Includes 615,552 shares of common stock issuable to Mr. Leschly upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(10) Includes 30,717 shares of common stock issuable to Dr. Lin upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(11) Includes 36,129 shares of common stock issuable to Dr. Maus upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(12) Includes 11,133 shares of common stock issuable to Mr. Newton upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(13) Includes 38,495 shares of common stock issuable to Ms. Torres upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(14) Includes 68,681 shares of common stock issuable to Ms. Eatwell upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(15) Includes 47,052 shares of common stock issuable to Ms. Snow upon the exercise of options that are exercisable within 60 days following April 1, 2025.
(16) Includes 1,095,392 shares of common stock issuable upon the exercise of options held by our current executive officers and directors that are exercisable within 60 days following April 1, 2025.

Equity compensation plan information
The following table presents aggregate summary information as of December 31, 2024, regarding our existing equity compensation plans.

	Column (A)		Column (B)		Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Other Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	7,433,762	(2)(3)	$20.54	(3)(4)	1,717,678	(5)(6)
Equity Compensation Plans Not Approved by Stockholders	-		N/A		-
Total	7,433,762		$20.54		1,717,678
(1) Consists of the 2021 Plan and the 2021 Employee Stock Purchase Plan (“ESPP”).
(2) Includes 3,518,854 shares subject to RSUs and 3,914,908 shares of common stock underlying stock options.
(3) Excludes purchase rights accruing under the ESPP.
(4) The calculation does not take into account the 3,518,854 shares of common stock subject to outstanding RSUs, which do not have an associated exercise price.
(5) Consists of shares available for future issuance under the 2021 Plan and the ESPP. As of December 31, 2024, 1,015,927 shares of common stock were available for issuance under the 2021 Plan and 701,751 shares of common stock were available for issuance under the ESPP.
(6) The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase on each January 1, beginning on January 1, 2022 by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. The number of shares reserved under the 2021 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the least of (i) 233,302 shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) the number of shares of common stock as determined by the administrator of the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Board Independence
Our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that each of our directors, other than Mr. Baird, who serves as our President and Chief Executive Officer, and Mr. Leschly, who serves as the Chair of our Board and previously served as our Chief Executive Officer, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq Stock Market rules and the SEC. At least annually, our Board evaluates all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our Board makes an annual determination of whether each director is independent within the meaning of the Nasdaq Stock Market rules and the SEC independence standards.
Procedures for related party transactions
We have adopted a related person transaction approval policy that governs the review of related person transactions at 2seventy bio. Pursuant to this policy, if we want to enter into a transaction with a related party or an affiliate of a related party, our Audit Committee will review the proposed transaction to determine, based on applicable rules of Nasdaq and the SEC, whether such transaction requires pre-approval by our Audit Committee or our Board. If pre-approval is required, the proposed transaction will be reviewed at the next regular or special meeting of our Audit Committee or our Board, as applicable. We may not enter into a related party transaction unless our Audit Committee has specifically confirmed in writing that either no further reviews are necessary or that all requisite corporate reviews have been obtained.
Transactions with related persons
Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this report, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party, in which:
•the amount involved in the transaction exceeds, or will exceed, $120,000; and
•in which any of our executive officers, directors or holder of 5% or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees
The following is a summary and description of fees incurred by Ernst & Young LLP for the fiscal years ended December 31, 2024 and 2023:

	Fiscal Year 2024	Fiscal Year 2023	Percentage of 2024 Services Approved by Audit Committee
Audit fees (1)	$823,200	$906,800	100%
Audit-related fees (2)	—	—	100%
Tax fees (3)	—	—	100%
All other fees (4)	5,200	6,179	100%
Total fees	$828,400	$912,979	100%
___________________
(1) Audit fees consist of fees for the audit of our annual financial statements included in our annual report on Form 10-K, the review of our interim financial statements included in our quarterly report on Form 10-Q and related services that are normally provided by our independent registered public accounting firm in connection with regulatory filings.
(2) Audit-related fees may consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees. There were no such fees incurred in 2024 and 2023.
(3) Tax fees are related to tax compliance services in 2024 and 2023 as well as tax advisory services in 2024. There were no such fees incurred in 2024 or 2023.
(4) All other fees are related to licensing fees paid to Ernst & Young LLP for access to its proprietary accounting research database.

Audit Committee Pre-approval Policy and Procedures
The Audit Committee, or a designated member thereof, pre-approves each audit and non-audit service rendered by Ernst & Young LLP to us consistent with our Audit and Non-Audit Services Pre-Approval Policy. All of the services rendered by Ernst & Young LLP with respect to the 2024 and 2023 fiscal years were pre-approved.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(b) Exhibits

EXHIBIT INDEX
Exhibit Number	Exhibit Description
2.1***
Agreement and Plan of Merger, dated as of March 10, 2025, by and among Bristol-Myers Squibb Company, Daybreak Merger Sub Inc. and 2seventy bio, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 11, 2025).

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

10.25#
Executive Employment Agreement between 2seventy bio, Inc. and William Baird, dated as of January 6, 2025 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed on March 25, 2025).

10.26#
Executive Employment Agreement between 2seventy bio, Inc. and Victoria Eatwell, dated as of January 6, 2025 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed on March 25, 2025).

10.27#
Executive Employment Agreement between 2seventy bio, Inc. and Jessica Snow, dated as of January 6, 2025 (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on March 25, 2025).

10.28#	Release and Equity Agreement, by and between 2seventy bio, Inc. and Philip Gregory (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2024).
10.29†
Asset Purchase Agreement between 2seventy bio, Inc. and Novo Nordisk A/S, dated as of June 21, 2024 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed March 7, 2024).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed March 16, 2023).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed March 25, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed March 25, 2025).

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

*    Filed herewith.
**The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2025	2seventy bio, Inc.
By: /s/ William Baird
William Baird
President and Chief Executive Officer