Form 10-Q
period 2025-03-31
2seventy bio, Inc.
filed 2025-05-07
CIK 1860782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 53,229,791 shares of common stock as of May 5, 2025.

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
•the anticipated benefits of the sale of our oncology and autoimmune research and development programs (including our bbT369 program in b-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE A4, autoimmune, and several unnamed targets), clinical manufacturing capabilities, and related platform technologies to Regeneron Pharmaceuticals, Inc. (“Regeneron”) which we refer to as the “Regeneron

Transaction” and the sale of our megaTAL and hemophilia A programs to Novo Nordisk A/S (“Novo”), which we refer to as the “Novo Transaction”;
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
•potential indemnification liabilities we may owe to bluebird bio, Inc. (“bluebird bio”) after the separation;
•the impact of trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirement, legal actions , or enforcement; and inflation rates on our business, financial condition and results of operation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
2seventy bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$92,356	$71,244
Marketable securities	78,019	103,510
Prepaid expenses	4,279	4,721
Receivables and other current assets	23,928	7,781
Total current assets	198,582	187,256
Property, plant and equipment, net	32,299	33,759
Marketable securities	2,987	8,867
Intangible assets, net	5,708	5,885
Operating lease right-of-use assets	199,825	204,391
Restricted investments and other non-current assets	40,604	39,352
Total assets	$480,005	$479,510
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,176	$1,055
Accrued expenses and other current liabilities	19,460	22,672
Operating lease liability, current portion	16,761	16,365
Total current liabilities	41,397	40,092
Operating lease liability, net of current portion	223,002	227,352
Other non-current liabilities	1,645	1,260
Total liabilities	266,044	268,704
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000 shares authorized, 52,465 and 51,589 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	781,884	779,176
Accumulated other comprehensive income	54	89
Accumulated deficit	(567,982)	(568,464)
Total stockholders’ equity	213,961	210,806
Total liabilities and stockholders’ equity	$480,005	$479,510
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2025	2024
Revenue:
Service revenue	$3,773	$7,721
Collaborative arrangement revenue	19,144	4,714
Royalty and other revenue	21	—
Total revenues	22,938	12,435
Operating expenses:
Research and development	5,399	43,931
Cost of manufacturing for commercial collaboration	5,153	3,269
Selling, general and administrative	14,849	12,659
Share of collaboration loss	—	1,230
Restructuring expenses	57	4,230
Change in fair value of contingent consideration	—	(1,730)
Total operating expenses	25,458	63,589
Loss from operations	(2,520)	(51,154)
Interest income, net	2,321	2,861
Other income, net	681	646
Loss on assets held for sale to Regeneron	—	(5,026)
Income (loss) before income taxes	482	(52,673)
Income tax (expense) benefit	—	—
Net income (loss)	$482	$(52,673)
Net income (loss) per share - basic	$0.01	$(1.01)
Net income (loss) per share - diluted	$0.01	$(1.01)
Weighted-average number of common shares used in computing net income (loss) per share - basic	53,055	52,071
Weighted-average number of common shares used in computing net income (loss) per share - diluted	53,433	52,071
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.	$(35)	$(132)
Total other comprehensive loss	$(35)	$(132)
Comprehensive income (loss)	$447	$(52,805)
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2024	51,589	$5	$779,176	$89	$(568,464)	$210,806
Vesting of restricted stock units	754	—	—	—	—	—
Exercise of stock options	112	—	443	—	—	443
Stock-based compensation	—	—	2,227	—	—	2,227
Purchases of shares under ESPP	10	—	38	—	—	38
Other comprehensive loss	—	—	—	(35)	—	(35)
Net income	—	—	—	—	482	482
Balances at March 31, 2025	52,465	$5	$781,884	$54	$(567,982)	$213,961

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2023	50,632	$5	$766,716	$(204)	$(511,217)	$255,300
Vesting of restricted stock units	695	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	4,684	—	—	4,684
Purchases of shares under ESPP	77	—	260	—	—	260
Other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(52,673)	(52,673)
Balances at March 31, 2024	51,404	$5	$771,660	$(336)	$(563,890)	$207,439
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$482	$(52,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of contingent consideration	—	(1,730)
Depreciation and amortization	1,638	2,107
Stock-based compensation expense	2,227	4,684
Loss on assets held for sale to Regeneron	—	5,026
Other non-cash items	(753)	(1,303)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(16,453)	1,520
Operating lease right-of-use assets	4,566	4,641
Accounts payable	4,119	3,254
Accrued expenses and other liabilities	(2,845)	(3,272)
Operating lease liabilities	(3,954)	(3,596)
Deferred revenue	—	(535)
Net cash used in operating activities	(10,973)	(41,877)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(612)
Proceeds from sale of equipment	—	176
Purchases of marketable securities	—	(16,565)
Proceeds from maturities of marketable securities	32,000	40,000
Purchases of restricted investments	(998)	(6,166)
Proceeds from maturities of restricted investments	8,625	5,000
Net cash provided by investing activities	39,627	21,833
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	500	386
Net cash provided by financing activities	500	386
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	29,154	(19,658)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	72,865	76,683
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$102,019	$57,025
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents
Cash and cash equivalents	$92,356	$56,792
Restricted cash and cash equivalents included in restricted investments and other non-current assets	9,663	233
Total cash, cash equivalents, and restricted cash and cash equivalents	$102,019	$57,025
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$—	$95
See accompanying notes to unaudited condensed consolidated financial statements.

2seventy bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Description of the business
2seventy bio, Inc. (the “Company” or “2seventy bio”) was incorporated in Delaware on April 26, 2021 and is a cell therapy company focused on the development and commercialization of transformative treatments for cancer. The Company, together with Bristol-Myers Squibb Company (“BMS”), is delivering the first U.S. Food and Drug Administration (“FDA”) approved CAR T therapy in multiple myeloma, Abecma, to patients in the United States. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further discussion of the collaboration with BMS.
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
On March 10, 2025, the Company entered into an Agreement and Plan of Merger (the “BMS Merger Agreement”), pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of BMS commenced a tender offer to purchase all of our outstanding common stock at a price of $5.00 per share, less any applicable holding taxes and without interest, in an all-cash transaction for a total equity value of approximately $286 million. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a merger that will result in 2seventy bio being a wholly owned subsidiary of BMS. Upon completion of the merger, 2seventy bio will no longer be a publicly traded company, and the listing of its common stock on Nasdaq will have been terminated. Refer to Note 3, BMS Merger Agreement, for additional information.
Going concern
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred normal operating losses and has experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2025, the Company recognized net income of $0.5 million and used $11.0 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the near future.
As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $173.4 million. Based on the Company’s current operating plans, including with respect to the ongoing commercialization of Abecma, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s current operating plan is based on various assumptions. If the Company uses its capital resources sooner than expected, it would evaluate further reductions in its expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of the Company’s common stock of up to $150.0 million in gross proceeds under the at-the-market (“ATM”) facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM as of the date of this Quarterly Report on Form 10-Q and the Company does not currently have any plans to sell shares under the ATM.
2.    Summary of significant accounting policies and basis of presentation
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s 2024 annual report on Form 10-K.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including intangible assets, the measurement of right-of-use assets and lease liabilities, sales forecasts and corresponding expiry dates utilized to determine our contingent liabilities for excess and obsolete inventory reserves as part of our collaboration with BMS, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. In addition, prior to the Regeneron Transaction, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the stand-alone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.

New accounting pronouncements
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
3.    BMS Merger Agreement
On March 10, 2025, the Company, BMS, and Daybreak Merger Sub Inc., a wholly owned subsidiary of BMS (“Merger Sub”), entered into an Agreement and Plan of Merger (the “BMS Merger Agreement”). Pursuant to the BMS Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub commenced a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock, par value $0.0001 per share, of the Company (“Company Common Stock”), at a price per share of $5.00, without interest and subject to any withholding of taxes required by applicable law. The Offer will initially expire at one minute after 11:59 p.m. Eastern Time on the date that is 20 business days following the commencement of the Offer, subject to extension under certain circumstances.
Merger Sub’s obligation to accept for payment shares of Company Common Stock validly tendered pursuant to the Offer is subject to the satisfaction or waiver, to the extent permitted under applicable legal requirements, of certain conditions set forth in the BMS Merger Agreement, including that (i) there shall have been validly tendered and not validly withdrawn at or prior to the expiration of the Offer that number of shares of Company Common Stock that, considered together with all other shares of Company Common Stock beneficially owned by BMS and its controlled affiliates, represent one more than 50% of the total number of shares of Company Common Stock issued and outstanding at the time of expiration of the Offer; (ii) any consent, approval or clearance with respect to, or terminations or expiration of any applicable mandatory waiting period (and any extensions thereof) applicable to the Offer or the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), as amended, shall have been received or expired or been terminated; (iii) no order or injunction preventing the consummation of the Offer or the Merger (as defined below) shall have been issued by any governmental entity of competent jurisdiction, and there shall have been no law in effect enacted by a governmental entity of competent jurisdiction making consummation of the Offer or the Merger illegal; (iv) the representations and warranties of the Company contained in the BMS Merger Agreement shall be true and correct, subject to customary materiality thresholds and exceptions; (v) the Company shall have performed or complied in all material respects with its obligations or covenants contained in the BMS Merger Agreement; (vi) since the date of the BMS Merger Agreement there shall not have occurred a Company Material Adverse Effect (as defined in the BMS Merger Agreement); and (vii) other customary conditions. The waiting period applicable to the tender offer under the HSR Act expired at 11:59 p.m. Eastern Time on May 2, 2025.
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
Further, the Merger Agreement provides that as of the Effective Time, each of the pre-funded warrants to purchase shares of Company Common Stock issued by the Company pursuant to that certain Assumption Agreement dated November 3, 2021, between the Company and bluebird bio, Inc. (a “Company Pre-Funded Warrant”) that is outstanding and unexercised shall, in accordance with its terms, automatically and without any required action on the part of the holder thereof, cease to represent a warrant exercisable for shares of Company Common Stock and shall receive an amount of cash equal to the product of (a) the aggregate number of shares of Company Common Stock underlying such Company Pre-Funded Warrant, after taking into account such Company Pre-Funded Warrant’s “cashless exercise” provisions, and (b) the Merger Consideration, without interest and subject to deduction for any required withholding for applicable taxes. On April 9, 2025, all of the outstanding pre-funded warrants to purchase shares of Company Common Stock were exercised by the holders thereof.
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
The foregoing description of the BMS Merger Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the BMS Merger Agreement was filed as Exhibit 2.1 to the Company’s 2024 Annual Report on Form 10-K.

4.    Asset purchase agreements
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
In connection with the Regeneron Transaction, the Company entered into transition services agreements with Regeneron, under which the Company provides certain services to Regeneron to help facilitate an orderly transition of the business. In return for these services, Regeneron is required to pay certain agreed upon fees to reimburse the Company for costs incurred, without markup. As of March 31, 2025, $1.4 million of receivables associated with these transition services agreements are included within receivables and other current assets on the Company’s condensed consolidated balance sheets. Income for services provided by the Company to Regeneron is included within other income, net within the condensed consolidated statements of operations and comprehensive income (loss). Reimbursement for costs incurred, without markup, are netted against operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Novo Asset Purchase Agreement
In June 2024, the Company announced the completion of the Novo Transaction. As consideration, Novo paid the Company upfront consideration of $38.0 million, plus up to an additional $2.0 million that will be held back by Novo for 12 months and may be used to settle certain indemnification claims.
No assets on the Company’s condensed consolidated balance sheet were transferred to Novo as part of the transaction. The termination of the Company’s existing Collaboration and License Agreement with Novo (as described in Note 11, Collaborative arrangements and strategic partnerships) was negotiated concurrently with the asset purchase agreement and as such, the Company derecognized $11.0 million of deferred revenue associated with the Company’s Novo Collaboration Agreement as part of the Novo Transaction.
In connection with the Novo Transaction, the Company entered into a transition service agreement with Novo under which the Company provided certain services to Novo to help facilitate an orderly transition of the business following the sale. Consideration for these services was included in the initial purchase price and as such, $1.0 million, which represents the fair market value of the services performed, was deferred from the gain on the sale and was recognized over the six month term of the transition services agreement, which ended in December 2024.
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

5.    Marketable securities
The following table summarizes the marketable securities held at March 31, 2025 and December 31, 2024 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2025
U.S. government agency securities and treasuries	$58,025	$50	$(6)	$58,069
Corporate bonds	2,005	—	(1)	2,004
Commercial paper	20,941	4	(12)	20,933
Total	$80,971	$54	$(19)	$81,006
December 31, 2024
U.S. government agency securities and treasuries	$67,690	$83	$(9)	$67,764
Corporate bonds	2,011	—	(1)	2,010
Commercial paper	42,607	24	(28)	42,603
Total	$112,308	$107	$(38)	$112,377
No available-for-sale debt securities held as of March 31, 2025 or December 31, 2024 had remaining maturities greater than five years.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2025
U.S. government agency securities and treasuries	$6,931	$(6)	$—	$—	$6,931	$(6)
Corporate bonds	2,004	(1)	—	—	2,004	(1)
Commercial paper	11,035	(12)	—	—	11,035	(12)
Total	$19,970	$(19)	$—	$—	$19,970	$(19)
December 31, 2024
U.S. government agency securities and treasuries	$10,720	$(9)	$—	$—	$10,720	$(9)
Corporate bonds	2,010	(1)	—	—	2,010	(1)
Commercial paper	12,825	(28)	—	—	12,825	(28)
Total	$25,555	$(38)	$—	$—	$25,555	$(38)

As discussed further in Note 8, Leases, to the consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K, the Company maintains letters of credit related to its leases in Cambridge and Seattle. A portion of this collateral is classified as restricted investments and included within restricted investments and other non-current assets on the condensed consolidated balance sheets.
The following table summarizes restricted investments held at March 31, 2025 and December 31, 2024 (in thousands):

	Cost or amortized cost	Unrealized gains	Unrealized losses	Fair Value
March 31, 2025
U.S. government agency securities and treasuries	$26,308	$27	$(6)	$26,329
Total	$26,308	$27	$(6)	$26,329
December 31, 2024
U.S. government agency securities and treasuries	$33,845	$45	$(25)	$33,865
Total	$33,845	$45	$(25)	$33,865

The following table summarizes restricted investments in a continuous unrealized loss position for less than twelve months and twelve months or greater, and for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2025
U.S. government agency securities and treasuries	$6,646	$(6)	$—	$—	$6,646	$(6)
Total	$6,646	$(6)	$—	$—	$6,646	$(6)
December 31, 2024
U.S. government agency securities and treasuries	$10,455	$(23)	$996	$(2)	$11,451	$(25)
Total	$10,455	$(23)	$996	$(2)	$11,451	$(25)

Accrued interest receivables on the Company's available-for-sale debt securities and restricted investments, included within receivables and other current assets in the Company’s condensed consolidated balance sheet, totaled $1.0 million as of March 31, 2025 and $0.9 million as of December 31, 2024. No accrued interest receivable was written off during the three months ended March 31, 2025 or 2024.
The amortized cost of available-for-sale debt securities and restricted investments is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2025 and December 31, 2024, the balance in the Company’s accumulated other comprehensive income was composed primarily of activity related to the Company’s available-for-sale debt securities and restricted investments. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities or restricted investments during the three months ended March 31, 2025 and 2024.
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2025. As such, an allowance for credit losses was not recognized. As of March 31, 2025, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.

6.    Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2025
Assets:
Cash and cash equivalents	$92,356	$92,356	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	58,069	—	58,069	—
Corporate bonds	2,004	—	2,004	—
Commercial paper	20,933	—	20,933	—
Restricted cash and cash equivalents	9,663	9,663	—	—
Restricted investments	26,329	—	26,329	—
Total assets	$209,354	$102,019	$107,335	$—
December 31, 2024
Assets:
Cash and cash equivalents	$71,244	$71,244	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	67,764	—	67,764	—
Corporate bonds	2,010	—	2,010	—
Commercial paper	42,603	—	42,603	—
Restricted cash and cash equivalents	1,621	1,621	—
Restricted investments	33,864	—	33,864	—
Total assets	$219,106	$72,865	$146,241	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Contingent consideration
In connection with bluebird bio's prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”) in 2014, the Company may be required to pay future consideration that is contingent upon the achievement of certain commercial milestone events. Contingent consideration is measured at fair value and is based on significant unobservable inputs, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive income (loss). In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. As of March 31, 2025 and December 31, 2024, the Company determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets is zero for both periods. Please refer to Note 10, Commitments and contingencies, for further information.

7.    Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Computer equipment and software	$4,965	$4,965
Office equipment	6,330	6,330
Laboratory equipment	4,162	4,162
Leasehold improvements	48,340	48,340
Total property, plant and equipment	63,797	63,797
Less accumulated depreciation and amortization	(31,498)	(30,038)
Property, plant and equipment, net	$32,299	$33,759
8.    Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Collaboration costs	$9,378	$9,378
Professional fees	2,551	174
Employee compensation, including severance for restructuring	2,420	4,796
Royalties	2,329	5,720
Clinical and contract research organization costs	325	458
Other	2,457	2,146
Total accrued expenses and other current liabilities	$19,460	$22,672
The increase in accrued professional fees is attributable to costs incurred related to the BMS Merger Agreement. The decrease in accrued employee compensation was primarily driven by the timing of the 2024 annual bonus payout, which occurred in February 2025. Additionally, the decrease in accrued royalties is due to higher royalty tiers applied at the end of 2024 based on year-to-date Abecma net sales compared to lower tiers applied at the beginning of 2025.
9.    Leases
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
Sublease income from Regeneron will cover a majority of the Company’s future minimum lease commitments through 2027. Total sublease income for the three months ended March 31, 2025 and 2024 related to the sublease of the Prime Lease was approximately $4.9 million and $0.0 million, respectively. Total sublease income for the three months ended March 31, 2025 and 2024 related to the sublease of the Seattle lease was approximately $0.6 million and $0.0 million, respectively, which covers all of the Company’s costs for the Seattle facility. This income is netted against the Company’s rent expense, which is included within operating expenses, in the condensed consolidated statements of operations and comprehensive income (loss).

10.    Commitments and contingencies
Contingent consideration related to business combination
On June 30, 2014, bluebird bio acquired Pregenen. All assets, liabilities and future obligations related to the Pregenen acquisition, including the resulting goodwill and contingent consideration, were assumed by the Company in connection with the separation from bluebird bio. The Company may be required to make up to $99.9 million in contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. As of March 31, 2025 and December 31, 2024, the Company determined the probability of milestone achievement to be zero and as a result the fair value of contingent consideration included in other non-current liabilities on the condensed consolidated balance sheets is zero for both periods.
Other funding commitments
Certain agreements that were assigned by bluebird bio to the Company in connection with the separation relate principally to licensed technology and may require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products. Additionally, to the extent an agreement relating to licensed technology was not assigned to the Company, bluebird bio entered into a sublicense with the Company, which may require the Company to make future milestone and/or royalty payments. Please refer to Note 11, Collaborative arrangements and strategic partnerships, for further information on the BMS, Regeneron, and Novo Nordisk A/S agreements.
Based on the Company's development plans as of March 31, 2025, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales has not occurred, such contingencies are not recorded in the Company’s condensed consolidated financial statements. As further discussed in Note 11, Collaborative arrangements and strategic partnerships, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of Abecma.
Other purchase commitments
Additionally, 2seventy bio was party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction. As a result, no purchase commitments remain as of March 31, 2025.
Contingent liabilities
As of March 31, 2025, the Company has recorded a contingent liability under its collaboration with BMS related to a charge to write-down excess vector inventory used in the manufacture of Abecma. As of the date of this report, there is uncertainty around the final amount of the write-down charge the Company will owe to BMS as the parties are not aligned on the portion of the charge attributed to the U.S. under the collaboration arrangement. As such, the Company has determined there to be a range of possible unfavorable outcomes with a low end of $11.8 million and a high end of $26.3 million. In accordance with ASC 450, Contingencies, as no amount within the range of loss is a better estimate than any other amount, the Company has accrued for the minimum amount in the range, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. As noted in Note 3, BMS Merger Agreement, on March 10, 2025, the Company and BMS entered into an agreement and plan of merger pursuant to which BMS will acquire all the issued and outstanding shares of common stock of the Company. This transaction is expected to close in the second quarter of 2025. Upon close, the contingent liability recorded above will no longer be relevant as the Company will become a wholly owned subsidiary of BMS.
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
Bristol-Myers Squibb
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
Ide-cel U.S. Share of Collaboration Profit or Loss
The U.S. commercial and development activities under the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (the “Amended Ide-Cel CCPS”) are within the scope of ASC 808. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities (i.e. commercial sales of Abecma by BMS). The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated statement of operations and comprehensive income (loss).
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
The following tables summarize the components utilized in the Company’s quarterly calculation of collaborative arrangement revenue or share of collaboration loss under the BMS collaboration arrangement for the three months ended March 31, 2025 and 2024 (in thousands). The amounts reported for these periods represent the Company’s share of BMS’ Abecma product revenue, cost of goods sold, and selling costs, along with reimbursement by BMS of commercial costs incurred by the Company, and exclude expenses related to ongoing development, which are separately reflected in the consolidated statements of operations and comprehensive income (loss) as described below.

	For the three months ended
Abecma U.S. Collaboration Profit/Loss Share	March 31, 2025	March 31, 2024
2seventy's share of profits (losses), net of 2seventy's share of BMS costs for commercial activities	$18,138	$(1,975)
Reimbursement from BMS for 2seventy costs of commercial manufacturing and commercial activities	1,006	745
Collaborative arrangement revenue (1)	$19,144	$—
Share of collaboration loss (1)	$—	$(1,230)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy's share of profits, net of 2seventy's share of BMS costs for commercial activities, offset by reimbursement from BMS for 2seventy commercial activities. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period.

The following tables summarize the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended
Abecma U.S. Collaboration Net R&D Expenses	March 31, 2025	March 31, 2024
2seventy's obligation for its share of BMS research and development expenses	$(5,562)	$(6,963)
Reimbursement from BMS for 2seventy research and development expenses	—	224
Net R&D expense (1)	$(5,562)	$(6,739)
(1)As noted above, the calculation is performed on a quarterly basis and consists of 2seventy bio's obligation for its share of BMS research and development expenses, offset by reimbursement from BMS for 2seventy bio’s research and development expenses.

Ide-cel ex-U.S. Service Revenue
The Company accounts for any ex-U.S. activities under the Amended Ide-cel CCPS pursuant to ASC 606. The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three months ended March 31, 2025 and 2024 (in thousands). These amounts are reflected in service revenue in the consolidated statements of operations and comprehensive income (loss):

	For the three months ended March 31,
	2025	2024
ASC 606 ide-cel license and manufacturing revenue – ex-U.S. (included as a component of service revenue) (1)	$3,773	$2,201
(1)These amounts include reimbursements from BMS to the Company for the Company’s ex-U.S. quality and other manufacturing costs associated with the manufacture of Abecma inventory.

Excess inventory write-off
On a quarterly basis, the Company and BMS perform an analysis of Abecma vector inventory on-hand and determined it was necessary to write-down excess vector inventory expected to expire prior to being used in the production of Abecma. This determination required estimation by management and BMS of future expected inventory requirements based on sales forecasts, as well as anticipated expiration dates based on current and projected stability data. If actual market conditions are less favorable than those projected by management and BMS, additional inventory write-downs may be required.
As noted in Note 10, Commitments and contingencies, there is uncertainty around the final amount of the inventory write-down charges the Company will owe to BMS as the parties disagree on the portion of the charge attributed to the U.S. under the collaboration arrangement. Refer to Note 10 for additional details. The Company recorded the $11.8 million contingent liability in the fourth quarter of 2024, as part of the Company’s share of collaboration loss for the period. No additional write-down charge was recorded for the three months ended March 31, 2025.
Regeneron
Upon closing of the Regeneron Transaction, on April 1, 2024, the Regeneron Collaboration Agreement described below was terminated. Please refer to Note 4, Asset Purchase Agreements for further information regarding the accounting treatment for the termination.
Regeneron Collaboration Agreement
In August 2018, bluebird bio entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. For additional information on the historical terms of this agreement, refer to the Company’s 2024 and 2023 Annual Reports on 10-K.
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
The Development Candidate Nomination for MUC-16 occurred and the corresponding milestone payment became due in the first quarter of 2024 upon the achievement of the Clinical Candidate milestone event (IND Acceptance) for MUC-16. The first milestone for MUC-16 was reduced to $1.0 million, in accordance with the terms of the first amendment, and the Company was paid a total of $4.0 million for the first two milestones related to MUC-16 during the year-ended December 31, 2024. This milestone payment is discussed further below.

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
Accounting analysis
Refer to the Company’s previously filed Annual Reports on Form 10-K for further discussion on accounting analysis and conclusions reached related to the 2018 Regeneron Collaboration Agreement.
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
As of March 31, 2025, as the Regeneron Collaboration Agreement was terminated concurrently with the closing of the Regeneron Transaction, there is no unsatisfied portion of the transaction price remaining and there is no remaining deferred revenue. The remaining deferred revenue amount of $7.8 million as of April 1, 2024, was derecognized as part of the Regeneron Transaction. Refer to Note 4 Asset Purchase Agreements, for further detail.
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
The Regeneron Collaboration Agreement was terminated concurrently with the closing of the Regeneron Transaction, and as such the Company did not recognize revenue in the second half of 2024. For the three months ended March 31, 2025 and 2024, the Company recognized $0.0 million and $4.7 million, respectively, of collaborative arrangement revenue from the Regeneron Collaboration Agreement.
JW Therapeutics
Please refer to Note 4, Asset Purchase Agreements, for further information on the terms of the Regeneron Transaction. Upon closing of the Regeneron Transaction on April 1, 2024, this program was assumed by Regeneron, including all upfront milestone and royalty payments to be made by JW (Cayman) Therapeutics Co., Ltd. (“JW”), if any.
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
At contract inception, the Company determined the unconstrained transaction price was $7.3 million, consisting of the $3.0 million up-front consideration and $4.3 million consisting of variable consideration for the reimbursement of vector supply. JW provided the Company with a $3.0 million upfront payment related to the granting of a license for MAGE-A4 cell therapy and the transfer of technology for the development of the initial product in which the Company shared equally with Regeneron. During the first quarter of 2023, the Company completed the full transfer of the license of IP related to MAGEA4 cell therapy along with the technology transfer, and as such, the upfront payment received from JW was recognized as service revenue during the first quarter of 2023. The transaction price of $4.3 million related to the supply of vector consists of variable consideration based upon the estimated amount of vector needed in the development and commercialization for the initial Phase 1 clinical trial which the Company will also share equally with Regeneron. The agreement with JW was assumed by Regeneron as a part of the Regeneron Transaction. As of March 31, 2025, no unsatisfied portion of the variable consideration for the reimbursement of vector supply remains.
Novo Nordisk
Upon the closing of an asset purchase agreement with Novo Nordisk in June 2024, the Collaboration and License Agreement with Novo Nordisk was terminated. Please refer to Note 4, Asset Purchase Agreements, for further information regarding the accounting treatment for the termination.
Novo Collaboration and License Agreement
In December 2021, the Company entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”) with Novo for the discovery, development, and commercialization of a potential new gene therapy in hemophilia A. The Company and Novo have agreed to develop an initial research program with the goal of researching and developing a lead candidate directed to hemophilia A. For additional information on the historical terms of this agreement and the related accounting analysis, refer to the Company’s previously filed Annual Reports on Form 10-K.
In April 2023, the Company achieved positive proof of concept, preclinical data related to its joint research and development collaboration with Novo. This achievement triggered a $15.0 million milestone payment to the Company under the terms of the Novo Collaboration Agreement. Following the achievement of this milestone, Novo may elect to exercise an option to in-license technology from a third party in connection with the Novo Collaboration Agreement, for which the Company is responsible in making a $9.0 million payment to such third party. Novo exercised its option to in-license technology from a third party in connection with the Novo Collaboration Agreement, which triggered the aforementioned $9.0 million payment by the Company to such third party. The remaining $6.0 million, of the $15.0 million proof of concept milestone, is allocated to the material right alongside the $5.0 million upfront payment. Prior to the Novo Transaction, the total of $11.0 million was included in deferred revenue, net of current portion. This amount was derecognized as part of the accounting for the Novo Transaction. Please refer to Note 4, Asset Purchase Agreements, for further detail.
Revenue associated with the research and development performance obligation will be recognized as services are provided and costs are incurred. For the three months ended March 31, 2025 and 2024, the Company recognized no service revenue and $1.5 million of service revenue under this agreement, respectively. The collaboration has been terminated following the signing of the asset purchase agreement with Novo in June 2024. Refer to Note 4 Asset Purchase Agreements, for further details.
12.    Stock-based compensation
In connection with 2seventy bio’s separation from bluebird bio in 2021, under the provisions of the existing plans, the outstanding bluebird bio equity awards were adjusted in accordance with the terms of the employee matters agreement (equitable adjustment) to preserve the intrinsic value of the awards immediately before and after distribution. Refer to Note 13, Stock-based compensation, to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for details on the conversion methodology of the equity awards.
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
Stock-based compensation expense recognized by award type was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Stock options	$716	$1,843
Restricted stock units	1,500	2,778
Employee Stock Purchase Plan	11	63
	$2,227	$4,684

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Research and development	$—	$1,645
Selling, general and administrative	2,227	2,528
Restructuring expenses	—	511
	$2,227	$4,684
Employee Stock Purchase Plan
During the three months ended March 31, 2025, less than 0.1 million shares of common stock were issued under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”).
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

14.    Net Income (Loss) Per Share
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
The following table shows the calculation of diluted shares (in thousands):

	For the three months ended March 31,
	2025	2024
Shares used in computation of basic earnings per share	53,055	52,071
Total dilutive effect of outstanding options and restricted stock units(1)	378	—
Shares used in computation of diluted earnings per share	53,433	52,071
(1)Outstanding stock options and restricted stock units include awards outstanding to employees of bluebird bio.
In November 2021, the Company issued to certain institutional investors (who previously purchased pre-funded warrants to purchase shares of bluebird bio common stock) pre-funded warrants to purchase 757,575 shares of the Company’s common stock at an exercise price of $0.0001 per share. The pre-funded warrants can be exercised at any time or times on or after November 4, 2021, until exercised in full. Based on the terms of the pre-funded warrants, management concluded that they should be considered outstanding shares in the computation of basic and diluted net loss per share. On April 9, 2025, all of the outstanding pre-funded warrants to purchase shares of Company Common Stock were exercised by the holders thereof.
15.    Corporate Restructuring
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
In connection with the 2024 Restructuring Plan, the Company expects to incur approximately $6.6 million of costs for severance and related benefits and stock-based compensation expense. These costs will be recognized over the period from January 2024 through March 2025, and are disclosed as restructuring expenses on the condensed consolidated statements of operations and comprehensive income (loss). The table below summarizes the expenses recognized and expected to be recognized under the 2024 Restructuring Plan as of March 31, 2025:

	Expense recognized for the three months ended March 31, 2025	Cumulative expense recognized as of March 31, 2025	Total expense expected to be recognized
Cash-related restructuring expenses:
Severance and related benefits	$57	$5,604	$5,604
Non-cash expenses:
Stock-based compensation expense	—	1,037	1,037
Total restructuring expenses	$57	$6,641	$6,641
The following table summarizes the cash-related restructuring accrued liabilities activity recorded in connection with the 2024 Restructuring Plan for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Beginning balance at January 1, 2025	$605
Cash-related expenses recognized	57
Cash-related expenses paid	(400)
Reversal of excess accrual	—
Remaining accrual at March 31, 2025 (1)	$262
(1)This balance is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
16.    Segment reporting
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

	For the three months ended March 31,
	2025	2024
Revenue:
Abecma collaboration revenue (1)	$19,144	$—
Other revenue (2)	3,794	12,435
Total revenue:	22,938	12,435
Operating expenses:
Abecma net research and development (1)	5,562	6,739
Abecma cost of manufacturing	5,153	3,269
Abecma share of collaboration loss (1)	—	1,230
Other research and development (3)	—	24,250
Net rent expense	1,926	10,850
Infrastructure and support functions	9,391	8,470
Restructuring costs	57	4,230
Other segment expenses (4)	3,369	4,551
Non-operating expenses:
Interest income, net	2,321	2,861
Other income	681	646
Gain/loss on sale of assets	—	(5,026)
Income tax expense	—	—
Segment and consolidated net income (loss)	$482	$(52,673)
(1)Refer to Note 11, Collaborative arrangements and strategic partnerships, for the individual components of these amounts reviewed by the CODM in conjunction with the information above.
(2)Other revenue for 2025 consists of ide-cel ex-U.S. service revenue from BMS and immaterial royalty revenue. Other revenue for 2024 includes ide-cel ex-US service revenue from BMS and revenue recognized under the Company’s collaborations with Regeneron and Novo, both of which terminated during 2024 upon the closing of Regeneron and Novo Transactions, respectively - refer to Note 11, Collaborative arrangements and strategic partnerships for more information..
(3)2024 amount consists of pipeline spend incurred prior to the close of the Regeneron and Novo Transactions.
(4)Other segment expenses include change in fair value of contingent consideration, depreciation and amortization, and stock-based compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s 2024 annual report on Form 10-K, which was most recently filed with the Securities and Exchange Commission, or the SEC, on March 25, 2025.
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

Overview
We are a cell therapy company focused on the development and commercialization of transformative treatments for cancer. We were incorporated in Delaware in April 2021 and are led by an accomplished team with significant expertise and experience in this field. In January 2024, we announced a strategic realignment to focus exclusively on the development and commercialization of Abecma. We, together with our partner Bristol Myers Squibb’s (“BMS”), are delivering Abecma to multiple myeloma patients in the United States following approval by the U.S. Food and Drug Administration (“FDA”) of Abecma in March 2021 for the treatment of adults with multiple myeloma who have received at least four prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 monoclonal antibody. On April 4, 2024 the FDA approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. On September 25, 2024, following a joint decision we made with BMS earlier that week, we announced the discontinuation of enrollment in our ongoing Phase 3 KarMMa-9 study evaluating Abecma with lenalidomide maintenance versus lenalidomide maintenance alone in patients with newly diagnosed multiple myeloma who have suboptimal response to autologous stem cell transplant.
Upon closing the Regeneron Transaction on April 1, 2024, Regeneron assumed all of the ongoing program infrastructure and personnel costs related to our solid tumor and other oncology and autoimmune cell therapy programs, including the bbT369 program in B-NHL, SC-DARIC33 in AML, MUC16 in ovarian cancer, MAGE-A4, autoimmune, and several unnamed targets. In June 2024, we announced the completion of an asset purchase agreement with Novo as part of our strategic realignment (the “Novo Transaction”). Under the terms of the Novo Transaction, Novo acquired the Company’s program for the research, development, manufacture, regulatory approval, and commercialization of gene therapy products exploiting the megaTAL Platform that is directed to the treatment, diagnosis and prevention of hemophilia.
On March 10, 2025 we entered into an Agreement and Plan of Merger (the “BMS Merger Agreement”), pursuant to which, and upon the terms and subject to the conditions thereof, a wholly-owned subsidiary of BMS commenced a tender offer to purchase all of our outstanding common stock at a price of $5.00 per share, less any applicable withholding taxes and without interest, in an all-cash transaction for a total equity value of approximately $286 million. In the event the tender offer conditions are satisfied and the tender offer is closed, the parties will consummate a merger that will result in our company being a wholly owned subsidiary of BMS. Upon completion of the merger, we will no longer be a publicly traded company, and the listing of our common stock on Nasdaq will have been terminated. Refer to Note 3, BMS Merger Agreement, for additional information.
We have incurred normal operating losses and have experienced negative operating cash flows for all historical periods presented. During the three months ended March 31, 2025, we recognized net income of $0.5 million and used $11.0 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
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
For the three months ended March 31, 2025 and 2024, service revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
ide-cel ex-U.S. service revenue from BMS	$3,773	$2,201
Service revenue from December 2021 agreement with Novo Nordisk	—	1,520
Other	—	4,000
Total service revenue	$3,773	$7,721
For the three months ended March 31, 2025 and 2024, collaborative arrangement revenue consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
U.S. Abecma collaboration with BMS	$19,144	$—
Collaboration with Regeneron	—	4,714
Total collaborative arrangement revenue	$19,144	$4,714

To date, Abecma is our only commercial product where the collaborator is the principal in the product sales and thus, all amounts shown within our condensed consolidated statements of operations and comprehensive income (loss) for share of collaboration loss relate to Abecma. The tables below summarize the impact of the Abecma U.S. collaboration profit/loss share on our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands). Note that these tables do not include research and development costs for Abecma shared between us and BMS - refer to Note 11, Collaborative arrangements and strategic partnerships, in the notes to the condensed consolidated financial statements for information on Abecma research and development costs.

	For the three months ended
Abecma U.S. Collaboration Profit (Loss) Share	March 31, 2025	March 31, 2024
Our share of profits (losses), net of our share of BMS costs for commercial activities	$18,138	$(1,975)
Reimbursement from BMS for our costs of commercial manufacturing and commercial activities	1,006	745
Collaborative arrangement revenue (1)	$19,144	$—
Share of collaboration loss (1)	$—	$(1,230)

Costs of commercial manufacturing incurred by us, prior to BMS reimbursement	(1,577)	(1,428)
Costs of commercial activities incurred by us, prior to BMS reimbursement	(83)	(63)
Total impact of Abecma U.S. collaboration profit (loss) on our statements of operations and comprehensive income (loss)	$17,484	$(2,721)

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
Restructuring expenses
Costs relating to the 2024 Restructuring have been recorded as restructuring expenses in our condensed consolidated statements of operations and comprehensive income (loss).
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
As of March 31, 2025, there were $99.9 million in future contingent cash payments related to commercial milestones. As of March 31, 2025, we determined the probability of milestone achievement to be zero and as a result reduced the fair value of contingent consideration, classified within other non-current liabilities on our condensed consolidated balance sheet, to zero. Please refer to Note 6, Fair value measurements, for further information.
Loss on assets held for sale to Regeneron
The loss on assets held for sale to Regeneron recognized in the first quarter of 2024 consists of fixed assets that ceased depreciation, measured at the lower of their carrying value or fair value less cost to sell.
Other Income, Net
Other income, net consists primarily of rental income, income recognized under our transition service agreements with Regeneron from the Regeneron Transaction, and income recognized under our transition service agreements with bluebird bio.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2025, there were no material changes to our significant accounting policies as reported in our annual consolidated financial statements included in our 2024 annual report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the notes to the condensed consolidated financial statements.

Results of Operations
The following discussion summarizes the key factors we believe are necessary for an understanding of our condensed consolidated financial statements.

Comparison of the Three Months Ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Revenue:
Service revenue	$3,773	$7,721	$(3,948)
Collaborative arrangement revenue	19,144	4,714	14,430
Royalty and other revenue	21	—	21
Total revenues	22,938	12,435	10,503
Operating expenses:
Research and development	5,399	43,931	(38,532)
Cost of manufacturing for commercial collaboration	5,153	3,269	1,884
Selling, general and administrative	14,849	12,659	2,190
Share of collaboration loss	—	1,230	(1,230)
Restructuring expenses	57	4,230	(4,173)
Change in fair value of contingent consideration	—	(1,730)	1,730
Total operating expenses	25,458	63,589	(38,131)
Loss from operations	(2,520)	(51,154)	48,634
Interest income, net	2,321	2,861	(540)
Other income, net	681	646	35
Loss on assets held for sale to Regeneron	—	(5,026)	5,026
Income (loss) before income taxes	482	(52,673)	53,155
Income tax (expense) benefit	—	—	—
Net income (loss)	$482	$(52,673)	$53,155
Revenue. Total revenue was $22.9 million for the three months ended March 31, 2025, compared to $12.4 million for the three months ended March 31, 2024. The increase of $10.5 million was primarily attributable to an increase in collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by increased Abecma new sales and decreased cost of goods sold. The increase was partially offset by a decrease in Regeneron collaboration revenue and Novo service revenue driven by the termination of both collaboration agreements concurrent with the close of the Regeneron and Novo Transactions.

Research and Development Expenses. Research and development expenses were $5.4 million for the three months ended March 31, 2025, compared to $43.9 million for the three months ended March 31, 2024. The overall decrease of $38.5 million was primarily attributable to the following:
•$13.1 million of decreased employee compensation costs, primarily resulting from the Regeneron Transaction, as part of which a large portion of our research and development workforce transitioned to Regeneron. Additionally, there was a reduction to our workforce initiated in January 2024;
•$14.7 million of decreased facilities and IT costs largely due to the Regeneron Transaction, which resulted in Regeneron subleasing a significant portion of our current leased space in Cambridge and Seattle, reducing rent and associated facility costs;
•$5.0 million of decreased lab expenses and other platform costs, primarily relating to a decrease in lab consumables relating to the Regeneron Transaction;
•$3.1 million of decreased material production costs, which were assumed by Regeneron as part of the Regeneron Transaction; and
•$1.2 million of decreased collaboration research funding costs, primarily resulting from decreased net research and development expenses recognized under our collaboration with BMS.
Cost of Manufacturing for Commercial Collaboration. Cost of manufacturing for commercial collaboration was $5.2 million for the three months ended March 31, 2025, compared to $3.3 million for the three months ended March 31, 2024. The increase of $1.9 million was primarily due to increased costs allocated to Abecma during the first quarter of 2025 compared to the first quarter of 2024 due to our strategic realignment to focus on the development and commercialization of Abecma going forward.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.8 million for the three months ended March 31, 2025, compared to $12.7 million for the three months ended March 31, 2024. The increase of $2.2 million was primarily due to $4.4 million of increased facilities costs allocated to selling, general, and administrative costs as a result of the sale of our research and development pipeline to Regeneron and Novo. This increase was partially offset by $3.0 million of decreased employee compensation costs, primarily resulting from the reduction to our workforce initiated in January 2024.
Restructuring Expenses. Restructuring expenses were $0.1 million for the three months ended March 31, 2025, compared to $4.2 million for the three months ended March 31, 2024. The decrease in restructuring expenses is primarily due to the 2024 Restructuring Plan which was initiated in January 2024 and will be substantially complete during the first half of 2025.
Interest Income, Net. Interest income was $2.3 million for the three months ended March 31, 2025 compared to $2.9 million for the three months ended March 31, 2024. The decrease of $0.5 million is due to a decline in the total securities held and decreases in interest rates over the comparative periods.
Other Income, Net. For the three months ended March 31, 2025 other income, net primarily consisted of rental income and income recognized under our transition service agreements with Regeneron from the Regeneron Transaction. For the three months ended March 31, 2024, other income, net consisted of rental income and income recognized under our transition service agreements with bluebird bio.

Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents, and marketable securities of approximately $173.4 million. Based on our current operating plans, including with respect to the ongoing commercialization of Abecma, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we would evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. This may also include the potential sale of shares of our common stock of up to $150.0 million in gross proceeds under the ATM facility established in November 2022 with Cowen and Company, LLC. No sales of common stock have occurred under this ATM facility as of the date of this Quarterly Report on Form 10-Q. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.
We have incurred normal operating losses and have experienced negative operating cash flows for all periods presented. During the three months ended March 31, 2025, we recognized net income of $0.5 million and used $11.0 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the near future.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(10,973)	$(41,877)
Net cash provided by investing activities	39,627	21,833
Net cash provided by financing activities	500	386
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$29,154	$(19,658)
Cash Flows from Operating Activities. Net cash used in operating activities was $11.0 million for the three months ended March 31, 2025 and primarily consisted of a net income of $0.5 million adjusted for non-cash items, including stock-based compensation of $2.2 million, depreciation and amortization of $1.6 million, and other non-cash items of $0.8 million, as well as the change in our net working capital.
Net cash used in operating activities was $41.9 million for the three months ended March 31, 2024 and primarily consisted of net loss of $52.7 million adjusted for non-cash items, including stock-based compensation of $4.7 million, a non-cash loss on assets held for sale of $5.0 million, depreciation and amortization of $2.1 million, and the change in fair value of contingent consideration of $1.7 million, and other non-cash items of $1.3 million, as well as the change in our net working capital.
Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2025 was $39.6 million and was due to proceeds from maturities of marketable securities of $32.0 million and proceeds from maturities of restricted investments of $8.6 million, partially offset by the purchase of restricted investments of $1.0 million.
Net cash provided by investing activities for the three months ended March 31, 2024 was $21.8 million and was due to proceeds from maturities of marketable securities of $40.0 million and proceeds from the maturities of restricted investments of $5.0 million, offset by the purchase of marketable securities of $16.6 million, the purchase of restricted investments of $6.2 million, and the purchase of property, plant and equipment of $0.6 million.
Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 was $0.5 million and was primarily due to net proceeds relating to the exercise of stock options and ESPP contributions.
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
Contractual Obligations and Commitments
In connection with the Regeneron Transaction, Regeneron agreed to sublease our facilities in Seattle, Washington and a portion of our facilities in Cambridge, Massachusetts. The expected sublease income will cover a majority of the future minimum commitments through 2027. Please refer to Note 9, Leases, in the notes to the condensed consolidated financial statements included elsewhere in the Form 10-Q for further information regarding our future minimum commitments under ASC 842 under our operating leases and Note 3, Asset Purchase Agreements, for further information on the closing on the transaction with Regeneron. Additionally, 2seventy bio was party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. The majority of these contracts were assumed by Regeneron upon or after closing of the Regeneron Transaction. As a result, no purchase commitments remain as of March 31, 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of this Quarterly Report on Form 10-Q.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our annual report on Form 10-K and our quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our directors or executive officers adopted, terminated or materially modified a trading plan intended to comply with Rule 10b5-1 or a trading plan not intended to comply with Rule 10b5-1.

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

2seventy bio, Inc.

Date: May 7, 2025	By:	/s/ William Baird
William Baird
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2025	By:	/s/ Victoria Eatwell
Victoria Eatwell
Chief Financial Officer (Principal Financial and Accounting Officer)